Form 10-Q
period 2021-03-31
Lifesci Acquisition II Corp.
filed 2021-05-17
CIK 1819113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 14, 2021, there were 10,011,301 shares of common stock, par value $0.0001 per share, issued and outstanding.

LIFESCI ACQUISITION II CORP.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION		1

Item 1.	Unaudited Condensed Financial Statements	1

	Condensed Balance Sheets as of March 31, 2021 (unaudited) and June 30, 2020	1

	Condensed Statements of Operations for the Three Months Ended March 31, 2021(unaudited) and March 31, 2020 (unaudited); Nine Months Ended March 31, 2021 (unaudited) and for the Period from December 18, 2019 (inception) Through March 31, 2020 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2021 and March 31, 2020 (unaudited); Nine Months Ended March 31, 2021 (unaudited) and for the Period from December 18, 2019 (inception) Through March 31, 2020 (unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended March 31, 2021 (unaudited) and for the Period from December 18, 2019 (inception) Through March 31, 2020 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

PART II – OTHER INFORMATION		16

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

LIFESCI ACQUISITION II CORP.

CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2021	2020
	(unaudited)
ASSETS
Current assets
Cash	$727,926	$25,000
Prepaid expenses	153,348	—
Total Current Assets	881,274	25,000

Deferred offering costs	—	28,000
Cash and marketable securities held in Trust Account	80,110,005	—
TOTAL ASSETS	$80,991,279	$53,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$89,320	$1,000
Accrued offering costs	—	28,000
Total Liabilities	89,320	29,000

Commitments and Contingencies

Common stock subject to possible redemption, 7,590,195 shares at $10.00 per share	75,901,950	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 30,000,000 shares authorized; 2,421,106 and 2,156,250 shares issued and outstanding (excluding 7,590,195 and no shares subject to possible redemption) at March 31, 2021 and June 30, 2020, respectively	242	216
Additional paid-in capital	5,186,529	24,784
Accumulated deficit	(186,762)	(1,000)
Total Stockholders’ Equity	5,000,009	24,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,991,279	$53,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIFESCI ACQUISITION II CORP.
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended March 31, 2021	Three Months ended March 31, 2020	Nine Months ended March 31, 2021	For the Period from December 18, 2019 (inception) Through March 31, 2020
Formation and operating costs	$119,891	$—	$205,355	$1,000
Loss from operations	(119,891)	—	(205,355)	(1,000)

Other income:
Interest earned on marketable securities held in Trust Account	14,752	—	19,593	—

Net loss	(105,139)	—	(185,762)	(1,000)

Weighted average shares outstanding of redeemable common stock	8,009,041	—	8,009,041	—

Basic and diluted net loss per common share	0.00	0.00	0.00	0.00

Weighted average shares outstanding of non-redeemable common stock	1,990,948	1,875,000	1,913,085	1,875,000

Basic and diluted net loss per common share	(0.05)	0.00	(0.10)	0.00

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIFESCI ACQUISITION II CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND NINE MONTHS ENDED MARCH 31, 2021

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — July 1, 2020	2,156,250	$216	$24,784	$(1,000)	$24,000

Net loss	—	—	—	(80)	(80)

Balance — September 30, 2020	2,156,250	216	24,784	(1,080)	23,920

Sale of 8,009,041 Public Shares, net of underwriting discounts and offering costs	8,009,041	801	78,231,111	—	78,231,912

Sale of 3,146,454 Private Warrants	—	—	2,831,809	—	2,831,809

Common stock subject to possible redemption	(7,600,709)	(761)	(76,006,329)	—	(76,007,090)

Net loss	—	—	—	(80,543)	(80,543)

Balance — December 31, 2020	2,564,582	256	5,081,375	(81,623)	5,000,008

Common stock subject to possible redemption	10,514	1	105,139	—	105,140

Forfeiture of Founder Shares	(153,990)	(15)	15	—	—

Net loss	—	—	—	(105,139)	(105,139)

Balance — March 31, 2021	2,421,106	$242	$5,186,529	$(186,762)	$5,000,009

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND THE PERIOD FROM DECEMBER 18, 2019 (INCEPTION THROUGH MARCH 31, 2020

	Common Stock		Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 18, 2019 (inception)	—	$—	$—	$—	$—

Net loss	—	—	—	(1,000)	(1,000)

Balance — December 31, 2019				(1,000)	(1,000)

Issuance of common stock to Sponsor	2,156,250	216	24,784	—	25,000

Balance — March 31, 2020	2,156,250	$216	$24,784	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIFESCI ACQUISITION II CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,	For the Period from December 18, 2019 (Inception) Through March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(185,762)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(19,593)	—
Changes in operating assets and liabilities:
Prepaid expenses	(153,348)	—
Accounts payable and accrued expenses	88,320	1,000
Net cash used in operating activities	(270,383)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(80,090,412)	—
Net cash used in investing activities	(80,090,412)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from sale of Public Shares, net of underwriting discounts paid	78,488,602	—
Proceeds from sale of Private Warrants	2,831,809	—
Proceeds from promissory note – related party	175,000	—
Repayment of promissory note – related party	(175,000)	—
Payments of offering costs	(256,690)	—
Net cash provided by financing activities	81,063,721	25,000

Net Change in Cash	702,926	25,000
Cash – Beginning	25,000	—
Cash – Ending	$727,926	$25,000

Non-Cash Investing and Financing Activities:
Initial classification of common stock subject to possible redemption	$76,087,640	$—
Change in value of common stock subject to possible redemption	$(185,690)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIFESCI ACQUISITION II CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

LifeSci Acquisition II Corp. (the “Company”) was incorporated in Delaware on December 18, 2019. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business transaction with one or more businesses or entities (a “Business Combination”).

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

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

LIFESCI ACQUISITION II CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on November 23, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on November 25, 2020, and December 1, 2020. The interim results for the three and nine months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending June 30, 2021 or for any future interim periods.

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

LIFESCI ACQUISITION II CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and June 30, 2020.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $1,858,498 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021, the Company had a deferred tax asset of approximately $39,000, which had a full valuation allowance recorded against it of approximately $39,000.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended March 31, 2021 the Company recorded no income tax expense. The Company’s effective tax rate for the three and nine months ended March 31, 2021 was zero, which differs from the expected income tax rate due to the start-up costs which are not currently deductible.

LIFESCI ACQUISITION II CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and June 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020		Nine Months Ended March 31, 2021		For the Period from December 18, 2019 (inception) Through March 31, 2020
Redeemable Common Stock	$		$		$		$
Numerator: Earnings allocable to Redeemable Common Stock
Interest Income		14,752		—		19,593		—
Income and Franchise Tax		(14,752)		—		(19,593)		—
Net earnings		—		—		—		—

Denominator: Weighted Average Redeemable Common Stock Redeemable Common Stock, Basic and Diluted		8,009,041		—		8,009,041		—
Earnings/Basic and Diluted Redeemable Common Stock		0.00		—		0.00		—

Non-Redeemable Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net loss		(105,139)		—		(185,762)		(1,000)
Redeemable earnings		—		—		—		—
Non-Redeemable Net Loss		(105,139)		—		(185,762)		(1,000)

Denominator: Weighted Average Non-Redeemable Common Stock Non-Redeemable Common Stock, Basic and Diluted		1,990,948		1,875,000		1,913,085		1,875,000
Loss/Basic and Diluted Non-Redeemable Common Stock		(0.05)		(0.00)		(0.10)		0.00

LIFESCI ACQUISITION II CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Note: As of March 31, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 1, 2020, the Company issued an aggregate of 2,156,250 shares of common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. On September 30, 2020, LifeSci Holdings LLC transferred 215,625 Founder Shares to Chardan Healthcare Investments LLC, an investor in the Sponsor. The Founder Shares included an aggregate of up to 153,990 shares of common stock that remained subject to forfeiture by the Sponsor, following the underwriters’ election to partially exercise their over-allotment option so that the number of Founder Shares would collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On January 8, 2021, the underwriters’ election to exercise their remaining over-allotment option expired unexercised, resulting in 127,260 shares no longer subject to forfeiture and the forfeiture of 153,990 shares. Accordingly, as of January 8, 2021, there were 2,002,260 Founder Shares issued and outstanding.

LIFESCI ACQUISITION II CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Administrative Support Agreement

The Company entered into an agreement, commencing on November 20, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial support. For the three and nine months ended March 31, 2021, the Company incurred $30,000 and $40,000, respectively, in fees for these services, of which $40,000 is included in accrued expenses in the accompanying unaudited condensed balance sheets.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would be paid upon consummation of a Business Combination, without interest or, at the lender’s discretion, up to $500,000 of such Working Capital Loans may be converted into warrants of the post Business Combination entity at a price of $0.90 per warrant. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Warrants. As of March 31, 2021 and June 30, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 1,125,000 additional Public Shares to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. As a result of the underwriter’s election to partially exercise the over-allotment option to purchase an additional 509,041 Public Shares, a total of 615,959 Public Shares remained available for purchase at a price of $10.00 per Public Share. On January 8, 2021, the underwriters’ election to exercise their remaining over-allotment option expired unexercised.

LIFESCI ACQUISITION II CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2021, there were 2,421,106 shares of common stock issued and outstanding, excluding 7,590,195 shares of common stock subject to possible redemption.

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At March 31, 2021, assets held in the Trust Account were comprised of cash of $20,494 and U.S. treasury securities of $80,089,511. During the three and nine months ended March 31, 2021, the Company did not withdraw any interest income from the Trust Account.

LIFESCI ACQUISITION II CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Held-To-Maturity	Level	Amortized Cost	Unrealized Gain	Fair Value
March 31, 2021	U.S. Treasury Securities (Mature on 6/3/2021)	1	$80,089,511	$8,086	$80,097,597

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

On May 6, 2021, the Company entered into an Agreement and Plan of Merger with Science 37, Inc., a company focused on providing customers with a platform to access clinical research. Completion of the transaction is subject to approval of the Company’s stockholders and the satisfaction or waiver of certain other customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to LifeSci Acquisition II Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to LifeSci Holdings, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Merger (as defined below), the Company’s financial position and business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Business Combination Agreement

On May 6, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LifeSci Acquisition II Merger Sub, Inc. (“Merger Sub”), and Science 37, Inc. (“Science 37”), pursuant to which the Merger Sub will merge with and into Science 37, with Science 37 surviving the merger as our wholly-owned subsidiary (the “Merger”). Our board of directors has unanimously (i) approved and declared advisable the Merger Agreement, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by our stockholders.

Treatment of Science 37 Securities

Preferred Stock. Immediately prior to the effective time of the Merger (the “Effective Time”) and subject to the consent of the holders of a majority of the then outstanding shares of Science 37’s Series A, Series, B, Series C, Series D and Series D-1 preferred stock, par value $0.0001 per share (collectively, the “Science 37 Preferred Stock”), voting together as a single class on an as-converted basis, each issued and outstanding share of Science 37 Preferred Stock will be converted into shares of the common stock, par value $0.0001 per share, of Science 37 (the “Science 37 Common Stock”) at the then-applicable conversion rates (the “Science 37 Preferred Stock Conversion”).

Warrants. At the Effective Time, each outstanding and unexercised warrant to purchase shares of Science 37 capital stock (“Science 37 Warrant”) that is outstanding and unexercised immediately prior to the Effective Time will be converted into a warrant exercisable to receive our common stock, in accordance with its terms. From and after the Effective Time: (i) each Science 37 Warrant assumed by us may be exercised solely for shares of our common stock; (ii) the number of shares of our common stock subject to each Science 37 Warrant assumed by us will be determined by multiplying (A) the number of shares of Science 37 Common Stock, or the number of shares of Science 37 Common Stock issuable upon exercise of the Science 37 Warrant that were subject to such Science 37 Warrant immediately prior to the Effective Time, by (B) the Exchange Ratio, and rounding the resulting number up to the nearest whole number of shares of our common stock; (iii) the per share exercise price for our common stock issuable upon exercise of each Science 37 Warrant assumed by us will be determined by dividing the per share exercise price of Science 37 Common Stock subject to the Science 37 Warrant, as in effect immediately prior to the Effective Time, by the Exchange Ratio and rounding the resulting exercise price up to the nearest whole cent; and (iv) any restriction on any Science 37 Warrant assumed by us will continue in full force and effect and the terms and other provisions of such Science 37 Warrant will otherwise remain unchanged. The Exchange Ratio is defined in the Merger Agreement to be the quotient of (i) 100,000,000 divided by (ii) the number of shares of Science 37’s Fully Diluted Capital Stock (as defined in the Merger Agreement).

Common Stock. At the Effective Time, following the Science 37 Preferred Stock Conversion, each share of Science 37 Common Stock (including shares of Science 37 Common Stock outstanding as a result of the Science 37 Preferred Stock Conversion, but excluding shares the holders of which perfect rights of appraisal under Delaware law) will be converted into the right to receive such number of shares of our common stock equal to the Exchange Ratio (subject to rounding mechanisms as described in the Merger Agreement) and a number of Earn-Out Shares (as defined below).

Stock Options. At the Effective Time, each outstanding option to purchase shares of Science 37 Common Stock, whether or not then vested and exercisable, will be converted automatically (and without any required action on the part of such holder of outstanding option) into an option to purchase shares of our common stock equal to the number of shares subject to such option prior to the Effective Time multiplied by the Exchange Ratio, with the per share exercise price equal to the exercise price prior to the Effective Time divided by the Exchange Ratio.

Earn-Out Shares. Following the closing of the Merger, former holders of shares of Science 37 Common Stock (including shares received as a result of the Science 37 Preferred Stock Conversion) and former holders of Science 37 stock options will be entitled to receive their pro rata share of up to 12,500,000 additional shares of our common stock (the “Earn-Out Shares”) if, within a three-year period following May 6, 2021, the signing date of the Merger Agreement, the closing share price of our common stock equals or exceeds any of two thresholds over any 20 trading days within a 30-day trading period (each, a “Triggering Event”) and, in respect of a former holder of Science 37 stock options, the holder continues to provide services to us or one of our subsidiaries at the time of such Triggering Event.

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

For more information about the Merger Agreement, the Merger and related transactions, see Item 1.01 of our Current Report on Form 8-K filed with the SEC on May 7, 2021.

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

For the three months ended March 31, 2021, we had a net loss of $105,139, which consists of operating costs of $119,891, offset by interest income on investments held in the Trust Account of $14,752.

For the three months ended March 31, 2020, we had no income or loss.

For the nine months ended March 31, 2021, we had a net loss of $185,762, which consists of operating costs of $205,355, offset by interest income on investments held in the Trust Account of $19,593.

For the period from December 18, 2019 (inception) through March 31, 2020, we had a net loss of $1,000, which consists of formation and operating costs.

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

For the nine months ended March 31, 2021, cash used in operating activities was $270,383. Net loss of $185,762 was affected by interest earned on investments held in the Trust Account of $19,593 and changes in operating assets and liabilities, which used $65,028 of cash from operating activities.

As of March 31, 2021, we had investments of $80,110,005 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $727,926 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 on January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk factors described in our final prospectus filed with the SEC on November 23, 2020. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

LIFESCI ACQUISITION II CORP.

Date: May 17, 2021		/s/ Andrew McDonald
	Name:	Andrew McDonald
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2021		/s/ David Dobkin
	Name:	David Dobkin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)