Form 10-K
period 2021-06-30
Lifesci Acquisition II Corp.
filed 2021-08-27
CIK 1819113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-39727

LIFESCI ACQUISITION II CORP.

(Exact name of registrant as specified in its charter)

Delaware	84-4278203
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

250 W. 55th St., #3401 New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 899-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Shares of Common Stock, $0.0001 par value	LSAQ	The Nasdaq Capital Market LLC

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐ No  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                              ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $87,757,186 based on the closing sales price on the Nasdaq Stock Market as of December 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter.

As of August 27, 2021, there were 10,011,301 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIFESCI ACQUISITION II CORP.

Annual Report on Form 10-K for the Year Ended June 30, 2021

CERTAIN TERMS

References to “the Company,” “LSAQ,” “our,” “us” or “we” refer to LifeSci Acquisition II Corp., a blank check company incorporated in Delaware on December 18, 2019. References to our “Sponsor” refer to LifeSci Holdings LLC, a Delaware limited liability company. References to our “IPO” refer to the initial public offering of LifeSci Acquisition II Corp., which closed on November 24, 2020.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	ability to complete our initial business combination;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	potential ability to obtain additional financing to complete our initial business combination;

•	pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for stock;

•	the potential liquidity and trading of our securities;

•	the lack of a market for our securities;

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	financial performance following our IPO.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

part I

ITEM 1.	BUSINESS

Introduction

We are a blank check company incorporated in the State of Delaware on December 18, 2019 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this prospectus as our initial business combination.

On November 24, 2020, we consummated the IPO of 8,009,041 shares of our common stock (“Public Shares”), which includes the partial exercise by the underwriter of its over-allotment option in the amount of 509,041 Public Shares, at a price of $10.00 per Public Share, generating gross proceeds of $80,090,412. Simultaneously with the closing of the IPO, we consummated the sale of 3,146,454 private warrants (“Private Warrants”) to the Sponsor at a price of $0.90 per Private Warrant, generating gross proceeds of $2,831,809. The Private Warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering.

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to 1,125,000 additional Public Shares to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. As a result of the underwriter’s election to partially exercise the over-allotment option to purchase an additional 509,041 Public Shares, a total of 615,959 Public Shares remained available for purchase at a price of $10.00 per Public Share. On January 8, 2021, the underwriters’ election to exercise their remaining over-allotment option expired unexercised.

Following the closing of the IPO on November 24, 2020, an amount of $80,090,412 ($10.00 per Public Share) from the net proceeds of the sale of the Public Shares in the IPO and the sale of the Private Warrants was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, with a maturity of 183 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account as described below. The proceeds in the trust account will not be released until the earlier of: (1) the completion of an initial business combination by November 24, 2022 and (2) our redemption of 100% of the outstanding public shares if we have not completed a business combination in the required time period.

On January 1, 2020, we issued an aggregate of 2,156,250 shares of common stock (the “founder shares”) to the Sponsor for an aggregate purchase price of $25,000. On September 30, 2020, LifeSci Holdings LLC transferred 215,625 founder shares to Chardan Healthcare Investments LLC, an investor in the Sponsor. The founder shares included an aggregate of up to 153,990 shares of common stock that remained subject to forfeiture by the Sponsor, following the underwriters’ election to partially exercise their over-allotment option so that the number of founder shares would collectively represent 20% of our issued and outstanding shares upon the completion of the IPO. On January 8, 2021, the underwriters’ election to exercise their remaining over-allotment option expired unexercised, resulting in 615,959 shares no longer subject to forfeiture and the forfeiture of 153,990 shares. Accordingly, as of January 8, 2021, there are 2,002,260 founder shares issued and outstanding.

Merger Agreement

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

Treatment of Science 37 Securities:

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

For more information about the Merger Agreement, the Merger and related transactions, see “Proposal 1 — The Business Combination Proposal” in our Registration Statement on Form S-4 filed with the SEC on July 28, 2021, and the proxy statement/prospectus a part thereof.

General

We are a blank check company formed under the laws of the State of Delaware on December 18, 2019. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this prospectus as our initial business combination. Although there is no restriction or limitation on what industry our target operates in, it is our intention to pursue prospective targets that are focused on healthcare innovation. We anticipate targeting companies domiciled in North America or Europe that are developing assets in the biopharma, medical technology, digital health, and healthcare services sectors, which aligns with our management team’s experience in healthcare investing and drug development.

Our Sponsor and Competitive Advantages

Our Sponsor is an affiliate of LifeSci Capital LLC, a research-driven investment bank with deep domain expertise in the life sciences, LifeSci Advisors LLC, an investor relations and public relations company in the life sciences industry with comprehensive solutions to communications and investor outreach, and LifeSci Venture Management LLC, a corporate venture capital firm that seeks to invest in biotech and health sectors, collectively “LifeSci”.

LifeSci’s service model as a boutique investment bank is unique in that it exclusively serves corporate clients that are emerging life science companies that discover, develop, and commercialize innovative products.

LifeSci’s service model as an investor relations and public relations firm is unique in that it provides companies in the life sciences industry with comprehensive solutions to communications and investor outreach. LifeSci assists companies in increasing visibility within the investment community and educating investors on opportunities offered by these companies. LifeSci’s core capabilities include non-deal roadshow planning and execution, KOL Events/R&D Days, corporate communications, and public relations through its affiliate LifeSci Public Relations.

LifeSci’s service model as a venture capital firm is unique in that it focuses on pre-public institutional rounds of transformational healthcare companies managed by exceptional founder/entrepreneurs. LifeSci’s investment principals have broad-ranging life sciences experience including public and private investing, deal structuring, investment banking, equity capital markets, equity research, and bench research - both basic science and applied.

LifeSci’s team is comprised of individuals with medical and advanced scientific training and legal and banking experience, enabling a deeply differentiated approach to research and idea generation. Complementing LifeSci’s scientific insight and industry relationships is LifeSci’s business team, whose members include portfolio managers, corporate managers, and investment bankers who actively engage with banks and academic institutions, cultivating strong relationships and expanding their network of key contacts and syndicate partners. We believe the well-rounded nature of the team, strengthened by strong ties across industry, academia, banking platforms, and unaffiliated investor relationships, will enhance our management team’s ability to source viable prospective target businesses, capitalize them, and ensure public-market readiness.

Our independent directors have extensive experience in clinical medicine, development and regulatory, operational, and management leadership within the healthcare and financial industries. We believe that their breadth of experience will bolster our ability to thoroughly evaluate prospective candidates and successfully execute our initial business combination. We believe our independent directors fortify our ongoing operations by providing sound and experienced counsel on potential further acquisitions, divestitures, corporate strategy, and human resources.

We believe that our management team is equipped with the knowledge, experience, capital and human resources, and sustainable corporate governance practices to pursue unique opportunities that will offer attractive risk-adjusted returns.

Our management team is led by Andrew McDonald, Co-Founder of LifeSci Advisors and LifeSci Capital, Michael Rice, Co-Founder of LifeSci Advisors and LifeSci Capital and David Dobkin, Managing Director of LifeSci Capital.

We believe that our company’s philosophical alignment with LifeSci, and our ability to leverage the rigorous and comprehensive scientific and financial analysis that LifeSci is known for, provides us with a strong competitive advantage. LifeSci focuses on dynamic sectors of healthcare with great potential to transform the healthcare industry: biotechnology, specialty pharmaceuticals, medical devices, digital health, information technology, and healthcare services.

In 2018, LifeSci’s investors relations hosted over 1,500 meetings in 27 key regions in the United States and over 500 meetings in 16 key regions throughout Europe. In 2019, LifeSci’s Public Relations group secured over 1,300 media hits for their clients, with more than 100 million viewers and readers globally, and wrote over 4,000 social media posts. LifeSci Venture’s first fund in 2017 has invested in 12 companies alongside large dedicated healthcare funds and has launched its second fund in the third quarter of 2019. LifeSci’s investment bank has executed over 50 transactions since inception, in which over 50% were repeat or Lead Managed. LifeSci’s investment bank core capabilities include experienced-based investment banking advisory, varied capital raising abilities, industry insight and accessibility, global institutional coverage and reach, equity research, and client empowerment.

LifeSci’s investor relations presence has continued to expand year-over-year. In 2019, LifeSci Advisors conducted 4,602 one-on-one non-deal roadshow (NDR) investor meetings, 140 key opinion leader (KOL) events, 594 meetings with high net worth (HNW) individuals and financial advisors, and 4,160 one-on-one meetings at the J.P. Morgan healthcare conference (JPM), as compared to 4,105 NDR meetings, 130 KOL events, 568 HNW meetings, and 2,700 one-on-one meetings at JPM in 2018. Additionally, LifeSci’s Executive Search group completed 30 board and executive placements in 2019, up from 17 in 2018. LifeSci’s client base continues to grow as well, reaching 177 healthcare client partnerships in 2019, up from 150 in 2018. LifeSci Partners has a global footprint, with offices in cities including New York, Chicago, Boston, Charlotte, London, Geneva, Paris, and Tel Aviv.

Industry Opportunity

The healthcare industry consists of sectors within the economic system providing curative, preventive, rehabilitative, and palliative care for patients. The industry includes organizations providing such goods and services, as well as the doctors, nurses, and other healthcare employees. Total healthcare spending in the United States reached nearly $3.5 trillion in 2017 and is expected to grow by an average 5.6 percent annually over 2016-2025, according to a Centers for Medicare & Medicaid Services report released in February 2017. Total healthcare expenditures are thus expected rise to 19.9 percent of the US Gross Domestic Product.

The healthcare market globally mirrors a similar trend in the US of an increased contribution to the economy, due to the aging of the global population and other durable macro dynamics. For example, in good part due to the impact of healthcare on society, life expectancy in the U.S. increased from 47 years in 1900 to 79 years in 2016. As a disproportionate amount of overall healthcare spending is associated with diseases of aging, the aging of the global population will continue to drive increased healthcare consumption. In addition, less developed countries have gone through an unprecedented period of healthcare insurance and infrastructure expansion that has led the countries to have significantly higher contributions to the global healthcare marketplace.

The target universe of healthcare opportunities is extensive, considering healthcare’s overall contribution to the economy. A factor that further broadens the universe is the high amount of innovation occurring within healthcare. In the wake of the genomics revolution, the pace of innovation is accelerating. With the streamlining of the externalization of breakthrough science from academic institutions, particularly in the United States, as mandates shifted from protecting intellectual property to externalizing it, increasing numbers of potentially disruptive healthcare innovations exist that may be underappreciated or underfunded. Early-stage companies need capital and advisory services to reach their commercial potential.

The healthcare industry is primed for new technologies and business models due to the increasing cost of healthcare and due to the increasing pressure to add value to the system. We believe that lower-value segments of healthcare will be burdened by the pressures of cost cutting, while companies or segments that deliver superior products and services, with better clinical and non-clinical outcomes, will thrive. Successful companies will be data driven, consumer focused, operationally efficient and transfer best-in-class standards globally. Our team takes a holistic approach to investment opportunities and conduct stringent due diligence to screen such companies. We see opportunities for companies that address global healthcare cost pressures by: succeeding in disruptive innovation, thus justifying monies spent by delivering cures or other breakthrough outcomes; delivering cost savings to address global healthcare cost pressures; or providing access to medicines, as the marginal benefits from healthcare spending are highest when providing goods and services to those who do not already receive them.

Investment Criteria

We are focused on companies in disruptive and other value-added subsegments of healthcare that have the potential for significant gains in the next five years. Our ideal company will be institutionally backed, with a high-quality management team and a demonstrated ability to raise money from the private capital markets. The segments we will target include biotechnology, medical technology and digital health.

The focus of our management team is to create stockholder value by leveraging its experience to efficiently guide an emerging healthcare company towards commercialization. Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see fit to do so:

Healthcare Company Poised for Rapid Growth

We intend to primarily seek to acquire one or more growth businesses with a total equity value of greater than 5 to 10 times the amount of the proceeds of our IPO. We believe that there are a substantial number of potential target businesses with appropriate valuations that can benefit from a public listing and new capital for growth to support significant revenue and earnings growth or to advance clinical programs. We do not intend to acquire a start-up company.

Niche Leader and Specialized Business with High Growth Potential

We intend to seek target companies that have significant and underexploited expansion opportunities in a niche sector. This can be accomplished through a combination of accelerating organic growth and finding attractive add-on acquisition targets. Our management team has significant experience in identifying such targets and in helping target management assess the strategic and financial fit. Similarly, our management has the expertise to assess the likely synergies and a process to help a target integrate acquisitions. Additionally, our management team has extensive experience assisting healthcare companies raise money as they navigate the regulatory approval process.

Benefits from Being a U.S. Public Company (Value Creation and Marketing Opportunities)

We intend to seek target companies that should offer attractive risk-adjusted equity returns for our stockholders. We intend to seek to acquire a target on terms and in a manner that leverage our experience. We expect to evaluate a company based on its potential to successfully achieve regulatory approval and commercialize its product(s). We also expect to evaluate financial returns based on (i) risk-adjusted peak sales potential (ii) the potential of pipeline products and the scientific platform (iii) the ability to achieve the system cost savings, (iv) the ability to accelerate growth via other options, including through the opportunity for follow-on acquisitions, and (v) the prospects for creating value through other value creation initiatives. Potential upside, for example, from the growth in the target business’ earnings or an improved capital structure, will be weighed against any identified downside risks.

 Potential Benefit from Globalization Trends and Possession of Competitive Advantages

Target companies exhibit unrecognized value or other characteristics that we believe have been misevaluated by the marketplace based on our company-specific analyses and due diligence. For a potential target company, this process will include, among other things, a review and analysis of the company’s capital structure, quality of current or future earnings, preclinical or clinical data, potential for operational improvements, corporate governance, customers, material contracts, and the industry and trends. We intend to leverage the operational experience and disciplined investment approach of our team to identify opportunities to unlock value that our experience in complex situations allows us to pursue.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

For additional discussion of the general development of our business, see our Registration Statement on Form S-1, as amended, filed with the SEC on November, 18, 2020 and our Registration Statement on Form S-4, filed with the SEC on July 28, 2021.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our executive offices are located at 250 W 55th St #3401, New York, NY 10019, and our telephone number is (646) 889-1200. Our executive offices are provided to us by an affiliate of our sponsor. Commencing on December 2021, we have paid an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial support. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began to trade on The Nasdaq Capital Market, or Nasdaq, under the symbol “LSAQ” on or about November 19, 2020.

Holders of Record

As of June 30, 2021, there were 10,011,301 of our shares of common stock issued and outstanding held by approximately eight stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

In connection with the execution of the Merger Agreement, LSAQ entered into subscription agreements (collectively, the “Subscription Agreements”) with certain parties subscribing for shares of LSAQ Common Stock (the “Subscribers”) pursuant to which the Subscribers have agreed to purchase, and LSAQ has agreed to sell to the Subscribers, an aggregate of 20,000,000 shares of LSAQ Common Stock, for a purchase price of $10.00 per share and an aggregate purchase price of $200,000,000. The obligations to consummate the transactions contemplated by the Subscription Agreements are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Merger Agreement.

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

For the year ended June 30, 2021, we had a net loss of $561,449, which consisted of formation and operating costs of $591,846, offset by interest income on marketable securities held in the Trust Account of $30,397.

For the period from December 18, 2019 (inception) through June 30, 2020, we had a net loss of $1,000, which consisted of formation and operating costs.

Liquidity and Capital Resources

On November 24, 2020, we consummated the Initial Public Offering of 8,009,041 Public Shares, which includes the partial exercise by the underwriter of its over-allotment option in the amount of 509,041 Public Shares, at a price of $10.00 per Public Share, generating gross proceeds of $80,090,412. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 3,146,454 Private Warrants to the Sponsor at a price of $0.90 per Private Warrant, generating gross proceeds of $2,831,809.

Following the Initial Public Offering, the partial exercise of the over-allotment option and the sale of the Private Warrants, a total of $80,090,412 was placed in the Trust Account. We incurred $1,858,498 in transaction costs, including $1,601,808 of underwriting fees and $256,690 of other costs.

For the year ended June 30, 2021, cash used in operating activities was $582,198. Net loss of $561,449 was affected by interest earned on marketable securities held in the Trust Account of $30,397. Changes in operating assets and liabilities provided $9,648 of cash from operating activities.

As of June 30, 2021, we had investments held in the Trust Account of $80,120,809. Interest income on the balance in the Trust Account may be used by us to pay taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and less deferred underwriting commissions) to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had $416,111 of cash held outside of the Trust Account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes. A portion of these funds will also be used to pay our obligations pursuant to the administrative services agreement described below.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Warrant Classification

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do meet the criteria for equity treatment and must be recorded as equity.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheets.

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Position
Andrew McDonald, Ph.D	47	Chairman, Chief Executive Officer and Board Member
Michael Rice	57	Chief Operating Officer and Board Member
David Dobkin	42	Chief Financial Officer and Board Member
Thomas Wynn	52	Board Member
Thomas Mathers	54	Board Member
Elizabeth Barrett	59	Board Member
Graham Walmsley	34	Board Member
Scott Janssen	52	Board Member

Andrew McDonald, has been our Chief Executive Officer and Board member since December 2019, and is an experienced healthcare investment professional with expertise in identifying transformative products and technologies in all stages of development. Andrew was the Chairman and Chief Executive Officer of LifeSci Acquisition Corp., a special purpose acquisition company, from June 2019 until its merger with Vincerx Pharma Inc. in December 2020. Andrew has served as the Chief Executive Officer of Attune Pharmaceuticals since March 2015 and is a Founding Partner of LifeSci Advisors and LifeSci Capital. Prior to founding LifeSci, Andrew served as senior biotechnology analyst at Great Point Partners, a dedicated life science hedge fund, from 2006 to 2008. From 2004 to 2006, Andrew was Head of Healthcare Research and a Biotechnology Analyst at ThinkEquity Partners, a boutique investment bank. Prior to entering the financial services industry, Andrew was a medicinal chemist at Cytokinetics from 2001 to 2004, where he discovered and developed a promising anti-cancer agent now in clinical trials. Andrew began his pharmaceutical career as a medicinal chemist at Pfizer. Andrew received a Ph.D. in organic chemistry from UC Irvine and completed his B.S. in chemistry at UC Berkeley. Andrew holds the Series 7, 24, 63, 79, 86, and 87 licenses.

Michael Rice, has been our Chief Operating Officer and Board member since December 2019, and has experience in portfolio management, corporate management, investment banking and capital markets. Prior to co-founding LifeSci Advisors and LifeSci Capital, Michael was the co-head of health care investment banking at Canaccord Adams, where he was involved in debt and equity financing. Michael was also was a Managing Director at ThinkEquity Partners where he was responsible for managing Healthcare Capital Markets, which included structuring and executing numerous transactions, many of which were firsts at ThinkEquity. Prior to that, Michael served as a Managing Director at Banc of America, serving large hedge funds and private equity healthcare funds. Michael was the Chief Operating Officer and a director of LifeSci Acquisition Corp., a special purpose acquisition company, from June 2019 until its merger with Vincerx Pharma Inc. in December 2020. Previously, he was a Managing Director at JPMorgan/Hambrecht & Quist.

David Dobkin, has been our Chief Financial Officer and Board member since December 2019, and is an experienced healthcare capital markets investment banker with a career focused on helping high-growth life science, medical device, and healthcare IT companies achieve their financial and strategic goals. David was the Chief Financial Officer and a director of LifeSci Acquisition Corp., a special purpose acquisition company, from June 2019 until its merger with Vincerx Pharma Inc. in December 2020. David has worked with companies developing a wide range of technologies and brings extensive strategic advisory and execution capability to his clients. David has experience with both traditional and non-traditional forms of equity and debt offerings in both the U.S. and abroad. He is a regular speaker on growth capital formation at conferences across the United States and Canada. Prior to joining LifeSci Capital, David was a Managing Director at Boustead Securities. Prior to that, in 2015, David founded Dobkin & Company, an investment bank tailored for entrepreneur-led companies focused on seed and growth equity and capital. Previously, David worked in various capacities with the New Zealand Government facilitating capital formation on behalf of regional companies and government agencies with a focus on securing strategic foreign direct investment. David has tremendous experience conducting cross-border transactions. Prior to October 2010, David worked for Lazard Frères, one of the world’s preeminent financial advisory and asset management firms, where he facilitated and advised on cross-border mergers and acquisitions transactions in excess of $2.5 billion. Prior to joining for Lazard Frères, David began his career in the Healthcare investment banking group for Wasserstein Perella based in New York. At Wasserstein Perella, David advised healthcare companies on capital formation as well as strategic alternatives. David conducted graduate research in stem cell bioengineering and received a Master of Science, Biomedical Engineering, from the University of Southern California. David also received a B.S. in Biomedical Engineering, from Columbia University. David holds the Series 63, 79, and 82 licenses.

Thomas Wynn, a Board member serving as chair of our Audit Committee and member of our Compensation Committee, has been a portfolio manager at Monashee Investment Management since 2011. From 1995 to 2011, he co-founded and served as the Managing Director of Leerink Swann LLC, a Boston based healthcare investment bank. From 1991 to 1995, he worked at Lehman Brothers. Thomas received his B.A from Fairfield University and J.D. from Suffolk University. We believe Thomas is qualified to sit on our Board due to long-running experience in healthcare investing and advisory services.

Thomas Mathers, a Board member serving as chair of our Nominating Committee and member of our Audit Committee, founded and has been the President and CEO at Allievex Corporation, a company neurodegenerative diseases, since April 2018. He has also been a General Partner at Pappas Ventures V, a venture capital company, since February 2018. Prior to Pappas Capital and Allievex, from June 2010 to March 2017, Tom was the President and CEO of CoLucid Pharmaceuticals, Inc. (Nasdaq: CLCD), a biotechnology company founded by Pappas Capital, which focused on the development of lasmiditan for the acute treatment of migraine headaches. Eli Lilly & Company acquired CoLucid in March 2017 in an all cash transaction for nearly $1 billion. Prior to CoLucid, he was President and CEO of Peptimmune, Inc.; President and CEO of Cell Based Delivery, Inc; Vice President and General Manager of Cardion AG; and Vice President of Strategic Development at Genzyme Corporation. Tom currently serves as a Trustee of Butler University and is co-founder and Chairman of Déclion Holdings, a biopharmaceutical company focused on the discovery and development of innovative treatments for neurodegenerative diseases. He is also a business advisor to the Progeria Research Foundation, and previously served on the board of directors for the Biotechnology Industry Organization for nine years, where he was active in the policy areas of capital formation, bioethics, intellectual property, and regulatory policy. From 1988 to 1991, Tom served as a captain in the United States Army and was awarded several medals for his services as an AH-64 Apache helicopter pilot in the Gulf War. We believe Thomas is qualified to sit on our Board due to his long-running experience in early stage investing and experience on company boards.

Graham Walmsley, a Board member and member of our Compensation Committee and Nominating Committee, has been the General Partner of Logos Global Management, LP, a biotechnology-focused investment partnership based in San Francisco, since August 2019. He was a principal at Versant Ventures, a leading healthcare investment firm, from July 2016 until August 2019. He was the head of Business Development at Jecure Therapeutics, a developer of therapeutics targeting non-alcoholic steatohepatitis and liver fibrosis from June 2017 until March 2019. From April 2018 to December 2018, he was the Head of Business Development at Pipeline Therapeutics, a developer of neuro-regeneration drugs. From July 2012 to June 2016, he was an Affiliated Trainee at Stanford Hospital & Clinics. He is currently a member of the board of directors of ALX Oncology (Nasdaq: ALXO) and Akero Therapeutics (Nasdaq: AKRO). We believe Graham is qualified to sit on our board due to his extensive experience in biotechnology investing and previous company board positions.

Elizabeth Barrett, a Board member serving as chair of our Compensation Committee and member of our Audit Committee and Nominating Committee, is a highly regarded industry leader with extensive experience leading business organizations and Fortune 500 pharmaceutical companies. Since January 2019, Liz has served as President and CEO of UroGen Pharma. Prior to UroGen, from February 2018 to January 2019, Liz was CEO of Novartis Oncology and a member of the Novartis Executive Committee. She previously was previously at Pfizer Inc. from March 2009 to January 2019, where she held numerous leadership positions, including Global President of Oncology, President of Global Innovative Pharma for Europe, President of the Specialty Care Business Unit for North America, and President of United States Oncology. Prior to Pfizer, Liz held positions at Cephalon Inc., where she was Vice President and General Manager of the Oncology Business Unit, and at Johnson & Johnson. She started her career at Kraft Foods Group, Inc. Liz received a B.A. from the University of Louisiana and an M.B.A. from Saint Joseph’s University. We believe Elizabeth is qualified to sit on our Board due to long-running leadership experience in healthcare services and business management.

Scott Janssen, a Board member, has served as Managing Director of LifeSci Associates since June 2020. Previously, he was the Chief Accounting Officer at CMG Partners from August 2019 to April 2020. Scott has over 25 years of accounting, finance and operational experience working within and consulting to public and private companies within the life science and technology space. Scott was a Managing Director of the Connor Group from January 2014 to August 2019 to where he supported his clients by providing them accounting and operational consulting services. Mr. Janssen spent six years of his career from January 1993 to November 1999 as an auditor with Ernst & Young and Grant Thornton in the Bay Area and Los Angeles. He was a Managing Director at Connor Group, a consulting firm from January 2014 to August 2019. Scott received a B.S. in Applied Mathematics from the University of California, Los Angeles. We believe Scott is qualified to sit on our board due to his long-running experience in accounting and finance consulting roles.

Number and Terms of Office of Officers and Directors

Our board of directors consists of eight directors and is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Andrew McDonald, Michael Rice, David Dobkin and Scott Janssen will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Thomas Wynn, Thomas Mathers, Graham Walmsley and Elizabeth Barrett, will expire at the second annual meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our directors may consist of a chairman of the board, and that our officers may consist of chief executive officer, president, chief financial officer, executive vice president(s), vice president(s), secretary, treasurer and such other officers as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Capital Market we have at least three independent directors and that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that Thomas Wynn, Thomas Mathers, Graham Walmsley and Elizabeth Barrett are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors have three standing committees: an audit committee, a compensation committee, and a Nominating Committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Our Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act and consists of Thomas Wynn, Thomas Mathers and Elizabeth Barrett, each of whom are independent directors and are “financially literate” as defined under the Nasdaq listing standards. Thomas Wynn serves as chairman of the Audit Committee. Our Board has determined that Thomas Wynn qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

The Audit Committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our consolidated financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Our Compensation Committee consists of Elizabeth Barrett, Thomas Wynn and Graham Walmsley, each of whom is an independent director. Elizabeth Barrett serves as chairman of the Compensation Committee. Pursuant to our Compensation Committee charter, the functions of the Compensation Committee include, but not limited to:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our President and Chief Executive Officer’s compensation, evaluating our President and Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our President and Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating Committee

Our Nominating Committee consists of Thomas Mathers, Graham Walmsley and Elizabeth Barrett, each of whom is an independent director under Nasdaq’s listing standards. Thomas Mathers is the chair of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

The guidelines for selecting nominees, which are specified in our Nominating Committee Charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business. You will be able to review our Code of Ethics by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11.	EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of June 30, 2021 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of June 30, 2021, we had 10,011,301 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of June 30, 2021.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)		Percentage of Outstanding Shares
Andrew McDonald Ph.D.(1)	1,772,034	(2)	17.7%
Michael Rice(1)	1,772,034	(2)	17.7%
David Dobkin(1)	0		0
Thomas Wynn(1)	6,000		*
Thomas Mathers(1)	6,000		*
Graham Walmsley(1)	6,000		*
Elizabeth Barrett(1)	6,000		*
Scott Janssen(1)	6,000		*
All officers and directors as a group	1,802,034		18.0%
(8 individuals)
RTW Investments, LP(3)	975,000		9.7%
BlackRock, Inc.(4)	750,000		7.5%
Cowen and Company, LLC(5)	682,776		6.8%
Ikarian Capital, LLC(6)	512,450		5.1%
Foresite Capital Management(7)	500,000		5.0%
LifeSci Holdings LLC(1)(8)	1,772,034		17.7%

*        Less than one percent.

(1)	The business address for these holders is c/o LifeSci Acquisition II Corp., 250 W. 55th St., #3401, New York, NY 10019

(2)	Consists of shares of common stock owned by LifeSci Holdings LLC, for which Michael Rice and Andrew McDonald are the managing members.

(3)	The registered holders of the referenced shares are funds and accounts under management by RTW Investments, LP. Roderick Wong, M.D. is the Managing Partner of RTW Investments, LP, and has voting and investment power over the shares held by the funds and accounts, which are the registered holders of the referenced shares. Mr. Wong disclaims beneficial ownership of the shares held by the funds, except to the extent of his pecuniary interest therein. The address of such funds and accounts and such portfolio managers is 40 10th Avenue, Floor 7, New York, New York 10014.

(4)	The registered holders of the referenced shares are funds and accounts under management by BlackRock, Inc. The applicable portfolio managers, as managing directors of such entity, have voting and investment power over the shares held by the funds and accounts, which are the registered holders of the referenced shares. Such portfolio managers expressly disclaim beneficial ownership of all shares held by such funds and accounts. The address of such funds and accounts and such portfolio managers is 55 East 52nd Street, New York, NY 10055.

(5)	The registered holders of the referenced shares are accounts under management by Cowen and Cowen Financial Products LLC (“CFP”). Cowen has beneficial ownership of 7,776 shares and CFP has beneficial ownership of 675,000. Jeffrey Solomon, CEO of Cowen and CFP, has voting and investment power with respect to the referenced shares. Accordingly, Mr. Solomon may be deemed to be the beneficial owner of the foregoing shares of Common Stock. Mr. Solomon disclaims beneficial ownership of all shares held by such accounts. The address of such accounts and portfolio manager is 599 Lexington Ave, New York, NY 10022.

(6)	The registered holders of the referenced shares are funds and accounts under management by Ikarian Capital, LLC. Ikarian Capital is ultimately owned and controlled by Chart Westcott Living Trust, of which Chart Westcott serves as the sole trustee, and indirectly by Neil Shahrestani. Messrs. Westcott and Shahrestani disclaim beneficial ownership of the shares held by the funds, except to the extent of his pecuniary interest therein. The address of such funds and accounts and such portfolio managers is 100 Crescent Court, Suite 1620, Dallas, Texas 75201.

(7)	The registered holders of the referenced shares are Foresite Capital Fund V, L.P. (“FCF V”) and Foresite Capital Opportunity Fund V, L.P. (“FCF Opp V”). James Tananbaum is the managing member of each of Foresite Capital Management V, LLC (“FCM V”), which is the general partner of FCF V, and Foresite Capital Opportunity Management V, LLC (“FCM Opp V”), which is the general partner of FCF Opp V. Mr. Tananbaum may be deemed to have sole power to vote these shares. The address of Mr. Tananbaum, FCF V and FCF Opp V is 600 Montgomery Street, Suite 4500, San Francisco, CA 94111.

(8)	Michael Rice and Andrew McDonald are the managing members of LifeSci Holdings LLC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 Founder Shares

On January 1, 2020, we issued an aggregate of 2,156,250 founder shares to the Sponsor for an aggregate purchase price of $25,000. On September 30, 2020, LifeSci Holdings LLC transferred 215,625 founder shares to Chardan Healthcare Investments LLC, an investor in the Sponsor. The founder shares included an aggregate of up to 153,990 shares of common stock that remained subject to forfeiture by the Sponsor, following the underwriters’ election to partially exercise their over-allotment option so that the number of founder shares would collectively represent 20% of our issued and outstanding shares upon the completion of the IPO. On January 8, 2021, the underwriters’ election to exercise their remaining over-allotment option expired unexercised, resulting in 615,959 shares no longer subject to forfeiture and the forfeiture of 153,990 shares. Accordingly, as of January 8, 2021, there are 2,002,260 founder shares issued and outstanding.

The Sponsor and Chardan Healthcare Investments LLC have agreed that, subject to certain limited exceptions, 50% of the founder shares will not be transferred, assigned, sold or released from escrow until the earlier of (i) six months after the date of the consummation of a Business Combination or (ii) the date on which the closing price of our shares of common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30- trading day period commencing after a Business Combination and the remaining 50% of the founder shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, we consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

PIPE Investment

In connection with the execution of the Merger Agreement, we entered into the Subscription Agreements with the Subscribers pursuant to which the Subscribers have agreed to purchase, and we agreed to sell to the Subscribers, an aggregate of 20,000,000 shares of LSAQ Common Stock, for a purchase price of $10.00 per share and an aggregate purchase price of $200,000,000. The obligations to consummate the transactions contemplated by the Subscription Agreements are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Merger Agreement.

The following table summarizes the participation in the foregoing transaction by our directors, executive officers, and holders of more than 5% of any class of our capital stock as of the date of such transaction:

Name	Purchase Price
RTW Investments, LP.(1)	$30,000,000
BlackRock Health Sciences Trust II(2)	15,000,000
LifeSci Venture Partners II, LP(3)	1,000,000

(1)	The Subscribers of the shares are RTW Venture Fund Limited, RTW Master Fund, Ltd., and RTW Innovation Master Fund, Ltd., which are affiliates of RTW Investments, LP.
(2)	BlackRock Health Sciences Trust II is a fund under management by a subsidiary of BlackRock, Inc.
(3)	LifeSci Venture Partners II, LP is an affiliate of the Sponsor. Andrew McDonald and Michael Rice are general partners and David Dobkin is a limited partner of LifeSci Venture Partners II, LP.

Administrative Support Agreement

We entered into an agreement, commencing on November 20, 2020 through the earlier of the consummation of a Business Combination and our liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial support. Since December 2020, we incurred $10,000 in fees for these services per month, of which such amount is included in accrued expenses in the accompanying unaudited condensed balance sheets.

Promissory Note — Related Party

On June 19, 2020, we issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which we could borrow up to an aggregate principal amount of $175,000. The Promissory Note was non-interest bearing and payable within 15 days of the Sponsor providing us with written notice of demand. The outstanding balance under the Promissory Note of $175,000 was repaid at the closing of the IPO on November 24, 2020.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us funds from time to time or at any time, as may be required. Each working capital loan would be evidenced by a promissory note. The working capital loans would be paid upon consummation of a Business Combination, without interest or, at the lender’s discretion, up to $500,000 of such working capital loans may be converted into warrants of the post Business Combination entity at a price of $0.90 per warrant. In the event that a Business Combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay the working capital loans, but no proceeds held in the Trust Account would be used to repay the working capital loans. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021, we had no outstanding borrowings under the working capital loans.

General

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

We have entered into a registration rights agreement with respect to founder shares and the Private Placement Warrants.

Pursuant to a registration rights agreement entered into on November 20, 2020, the holders of the founder shares and the Private Placement Warrants are entitled to registration and stockholder rights. In connection with the closing of the Merger, Science 37, we and certain stockholders of each of Science 37 and LSAQ who will receive shares of common stock pursuant to the Merger Agreement, will enter into an amended and restated registration rights agreement, which will become effective upon the consummation of the Business Combination.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related- party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer. To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Furthermore, in no event will any of our existing officers, directors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see “— Part III, Item 10 - Directors, Executive Officers and Corporate Governance”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended June 30, 2021 and for the period from December 18, 2019 (inception) through June 30, 2020, fees for our independent registered public accounting firm were approximately $99,780 and $0, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our June 30, 2021 and 2020 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended June 30, 2021 and for the period from December 18, 2019 (inception) through June 30, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended June 30, 2021 and for the period from December 18, 2019 (inception) through June 30, 2020, fees for our independent registered public accounting firm were approximately $3,605, for the services Withum performed in connection with tax compliance, tax advice and tax planning.

All Other Fees. For the year ended June 30, 2021 and for the period from December 18, 2019 (inception) through June 30, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Consolidated Financial Statement Schedules:

None.

(3)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of May 6, 2021, by and among LifeSci Acquisition II Corp., LifeSci Acquisition II Merger Sub, Inc. and Science 37, Inc. (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on May 7, 2021).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on November 25, 2020).
3.2	By Laws (incorporated by reference to Exhibit 3.3 filed with the Form S-1/A filed by the Registrant on November 18, 2020).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on November 18, 2020).
4.2	Private Warrant Agreement, dated November 24, 2020 (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on November 25, 2020).
4.3*	Description of Securities
10.1	Letter Agreements, dated November 20, 2020, among LSAQ and LSAQ’s officers, directors and Initial Stockholders. (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on November 25, 2020).
10.2
Investment Management Trust Agreement, dated November 20, 2020, by and between Continental Stock Transfer & Trust Company and LSAQ. (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on November 25, 2020).
10.3
Stock Escrow Agreement, dated November 20, 2020, among LSAQ, Continental Stock Transfer & Trust Company and the Initial Stockholders. (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on November 25, 2020).
10.4
Registration and Stockholder Rights Agreement, dated November 20, 2020, by and between LSAQ and Initial Stockholders. (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on November 25, 2020).
10.5	Subscription Agreement, dated November 20, 2020, by and between the Registrant and LifeSci Holdings LLC. (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on November 25, 2020).
10.6	Administrative Services Agreement, dated November 20, 2020, by and between the Registrant and LifeSci Capital LLC. (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on November 25, 2020).
10.7	Sponsor Support Agreement, dated May 6, 2021, by and among LSAQ and LifeSci Capital LLC. (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on May 7, 2021).
10.8	Form of Science 37 Holders Support Agreement (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on May 7, 2021).
10.9	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on May 7, 2021).
10.10	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on May 7, 2021).
10.10	Form of Sponsor Lock-up Agreement (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on May 7, 2021).
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 filed with the Registration Statement on Form S-1/A filed by the Registrant on November 18, 2020)
21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFESCI ACQUISITION II CORP.

Dated: August 27, 2021	By:	/s/ Andrew McDonald
	Name:	Andrew McDonald
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew McDonald	Chairman and Chief Executive Officer	August 27, 2021
Andrew McDonald	(Principal Executive Officer) and Director

/s/ David Dobkin	Chief Financial Officer	August 27, 2021
David Dobkin	(Principal Accounting and Financial Officer) and Director

/s/ Michael Rice	Chief Operating Officer and Director	August 27, 2021
Michael Rice

/s/ Thomas Wynn	Director	August 27, 2021
Thomas Wynn

/s/ Thomas Mathers	Director	August 27, 2021
Thomas Mathers

/s/ Elizabeth Barrett	Director	August 27, 2021
Elizabeth Barrett

/s/ Graham Walmsley	Director	August 27, 2021
Graham Walmsley

LIFESCI ACQUISITION II CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

LifeSci Acquisition II Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of LifeSci Acquisition II Corp. (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended June 30, 2021, and for the period from December 18, 2019 (inception) through June 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the year ended June 30, 2021 and the period from December 18, 2019 (inception) through June 30, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

August 27, 2021

LIFESCI ACQUISITION II CORP.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2021	2020
ASSETS
Current assets
Cash	$416,111	$25,000
Prepaid expenses	121,157	—
Total Current Assets	537,268	25,000

Deferred offering costs	—	28,000
Investments held in Trust Account	80,120,809	—
TOTAL ASSETS	$80,658,077	$53,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$131,805	$1,000
Accrued offering costs	—	28,000
TOTAL LIABILITIES	131,805	29,000

Commitments and Contingencies

Common stock subject to possible redemption, 7,552,627 and no shares at $10.00 per share as of June 30, 2021 and 2020, respectively	75,526,270	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 30,000,000 shares authorized; 2,458,674 and 2,156,250 shares issued and outstanding (excluding 7,552,627 and no shares subject to possible redemption) at June 30, 2021 and 2020, respectively	246	216
Additional paid-in capital	5,562,205	24,784
Accumulated deficit	(562,449)	(1,000)
Total Stockholders’ Equity	5,000,002	24,000
Total Liabilities and Stockholders’ Equity	$80,658,077	$53,000

The accompanying notes are an integral part of the consolidated financial statements.

LIFESCI ACQUISITION II CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,	For the Period from December 18, 2019 (inception) Through June 30,
	2021	2020
Formation and operating costs	$591,846	$1,000
Loss from operations	(591,846)	(1,000)

Other income:
Interest earned on investments held in Trust Account	30,397	—
Other income, net	30,397	—

Net loss	$(561,449)	$(1,000)

Weighted average shares outstanding of redeemable common stock	8,009,041	—
Basic and diluted net loss per common stock	$0.00	$0.00

Weighted average shares outstanding of non-redeemable common stock	1,951,216	1,875,000
Basic and diluted net loss per common stock	$(0.29)	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

LIFESCI ACQUISITION II CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – December 18, 2019 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	2,156,250	216	24,784	—	25,000
Net loss	—	—	—	(1,000)	(1,000)
Balance – June 30, 2020	2,156,250	$216	$24,784	$(1,000)	$24,000
Sale of 8,009,041 Units, net of underwriting discounts and offering expenses	8,009,041	801	78,231,111	—	78,231.912
Sale of 3,146,454 Private Placement Warrants	—	—	2,831,809	—	2,831,809
Common stock subject to redemption	(7,552,627)	(756)	(75,525,514)	—	(75,526,270)
Founder Shares Forfeited	(153,990)	(15)	15	—	—
Net loss	—	—	—	(561,449)	(561,449)
Balance – June 30, 2021	2,458,674	$246	$5,562,205	$(562,449)	$5,000,002

The accompanying notes are an integral part of the consolidated financial statements.

LIFESCI ACQUISITION II CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,	For the Period from December 18, 2019 (Inception) Through June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(561,449)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(30,397)	—
Changes in operating assets and liabilities:
Prepaid expenses	(121,157)	—
Accounts payable and accrued expenses	130,805	1,000
Net cash used in operating activities	(582,198)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(80,090,412)	—
Net cash used in investing activities	(80,090,412)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor		25,000
Proceeds from sale of Units, net of underwriting discounts paid	78,488,602	—
Proceeds from sale of Private Placement Warrants	2,831,809	—
Proceeds from promissory note – related party	175,000	—
Repayment of promissory note – related party	(175,000)	—
Payment of offering costs	(256,690)	—
Net cash provided by financing activities	81,063,721	25,000

Net Change in Cash	391,111	25,000
Cash – Beginning of period	25,000	—
Cash – End of period	$416,111	$25,000

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$28,000
Initial classification of common stock subject to possible redemption	$76,087,640	$—
Change in value of Class A common stock subject to possible redemption	$(561,370)	$—

The accompanying notes are an integral part of the consolidated financial statements.

LIFESCI ACQUISITION II CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on November 20, 2020. On November 24, 2020 the Company consummated the Initial Public Offering of 8,009,041 shares of common stock (the “Public Shares”), which includes the partial exercise by the underwriter of its over-allotment option in the amount of 509,041 Public Shares, at $10.00 per Public Share, generating gross proceeds of $80,090,412 which is described in Note 3.

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

Following the closing of the Initial Public Offering on November 24, 2020, an amount of $80,090,412 ($10.00 per Public Share) from the net proceeds of the sale of the Public Shares in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, with a maturity of 183 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account as described below.

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

LIFESCI ACQUISITION II CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had cash of $416,111 not held in the Trust Account and available for working capital purposes. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating our business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to our Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the public shares upon consummation of our Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet our obligations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

LIFESCI ACQUISITION II CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and 2020.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $1,858,498 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

LIFESCI ACQUISITION II CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The Company’s consolidated statements of operations include a presentation of loss per share for common shares subject to possible redemption in a manner similar to the two-class method of loss per share. Net income per common share, basic and diluted, for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, less applicable franchise and income taxes, by the weighted average number of redeemable common stock outstanding for the period. Net loss per common share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, less income attributable to redeemable common stock, by the weighted average number of non-redeemable common stock outstanding for the period. Weighted average shares were reduced for the effect of an aggregate of 281,250 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. Non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Year Ended June 30,	For the Period from December 18, 2019 (Inception) Through June 30,
	2021	2020
Redeemable Common Stock
Numerator: Earnings allocable to Redeemable Common Stock
Interest Income	$30,397	$—
Franchise Tax	(30,397)	—
Net Earnings	$—	$—

Denominator: Weighted Average Redeemable Common Stock
Redeemable Common Stock, Basic and Diluted	8,009,041	—
Earnings/Basic and Diluted Redeemable Common Stock	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(561,449)	$(1,000)
Redeemable Net Earnings	—	—
Non-Redeemable Net Loss	$(561,449)	$(1,000)

Denominator: Weighted Average Non-Redeemable Common Stock
Non-Redeemable Common Stock, Basic and Diluted	1,951,216	1,875,000
Loss/Basic and Diluted Non-Redeemable Common Stock	$(0.29)	$0.00

LIFESCI ACQUISITION II CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Note: As of June 30, 2021 and 2020, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Warrant Classification

The Company accounts for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do meet the criteria for equity treatment and must be recorded as equity.

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 1, 2020, the Company issued an aggregate of 2,156,250 shares of common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. On September 30, 2020, LifeSci Holdings LLC transferred 215,625 Founder Shares to Chardan Healthcare Investments LLC, an investor in the Sponsor. The Founder Shares included an aggregate of up to 153,990 shares of common stock that remained subject to forfeiture by the Sponsor, following the underwriters’ election to partially exercise their over-allotment option so that the number of Founder Shares would collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On January 8, 2021, the underwriters’ election to exercise their remaining over-allotment option expired unexercised, resulting in 127,260 shares no longer subject to forfeiture and the forfeiture of 153,990 shares. Accordingly, as of January 8, 2021 and June 30, 2021, there were 2,002,260 Founder Shares issued and outstanding.

LIFESCI ACQUISITION II CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Administrative Support Agreement

The Company entered into an agreement, commencing on November 20, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial support. For the year ended June 30, 2021, the Company incurred $70,000 in fees for these services, of which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. For the year ended June 30, 2020 the Company did not incur any fees for these services.

Promissory Note – Related Party

On June 19, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $175,000. On July 9, 2020 the Company borrowed $175,000 from the Sponsor. The Promissory Note was non-interest bearing and payable within 15 days of the Sponsor providing the Company with written notice of demand. The outstanding balance under the Promissory Note of $175,000 was repaid at the closing of the Initial Public Offering on November 24, 2020. No future borrowings are permitted under this note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would be paid upon consummation of a Business Combination, without interest or, at the lender’s discretion, up to $500,000 of such Working Capital Loans may be converted into warrants of the post Business Combination entity at a price of $0.90 per warrant. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Warrants. As of June 30, 2021 and 2020, the Company had no outstanding borrowings under the Working Capital Loans.

NOTE 6. COMMITMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the consolidated financial statements. The consolidated financial statements does not include any adjustments that might result from the outcome of this uncertainty.

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

LIFESCI ACQUISITION II CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The underwriters were paid a cash underwriting discount of $0.20 per Public Share, or $1,601,808 in the aggregate.

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

Business Combination Agreement

On May 6, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LifeSci Acquisition II Merger Sub, Inc. (“Merger Sub”), and Science 37, Inc. (“Science 37”), pursuant to which the Merger Sub will merge with and into Science 37, with Science 37 surviving the merger as the Company’s wholly-owned subsidiary (the “Merger”). The Company’s board of directors has unanimously (i) approved and declared advisable the Merger Agreement, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by our stockholders.

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

At the Effective Time, each outstanding and unexercised warrant to purchase shares of Science 37 capital stock (“Science 37 Warrant”) that is outstanding and unexercised immediately prior to the Effective Time will be converted into a warrant exercisable to receive the Company’s common stock, in accordance with its terms. From and after the Effective Time: (i) each Science 37 Warrant assumed by the Company may be exercised solely for shares of the Company’s common stock; (ii) the number of shares of the Company’s common stock subject to each Science 37 Warrant assumed by the Company will be determined by multiplying (A) the number of shares of Science 37 Common Stock, or the number of shares of Science 37 Common Stock issuable upon exercise of the Science 37 Warrant that were subject to such Science 37 Warrant immediately prior to the Effective Time, by (B) the Exchange Ratio, and rounding the resulting number up to the nearest whole number of shares of the Company’s common stock; (iii) the per share exercise price for the Company’s common stock issuable upon exercise of each Science 37 Warrant assumed by the Company will be determined by dividing the per share exercise price of Science 37 Common Stock subject to the Science 37 Warrant, as in effect immediately prior to the Effective Time, by the Exchange Ratio and rounding the resulting exercise price up to the nearest whole cent; and (iv) any restriction on any Science 37 Warrant assumed by the Company will continue in full force and effect and the terms and other provisions of such Science 37 Warrant will otherwise remain unchanged. The Exchange Ratio is defined in the Merger Agreement to be the quotient of (i) 100,000,000 divided by (ii) the number of shares of Science 37’s Fully Diluted Capital Stock (as defined in the Merger Agreement).

LIFESCI ACQUISITION II CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

At the Effective Time, following the Science 37 Preferred Stock Conversion, each share of Science 37 Common Stock (including shares of Science 37 Common Stock outstanding as a result of the Science 37 Preferred Stock Conversion, but excluding shares the holders of which perfect rights of appraisal under Delaware law) will be converted into the right to receive such number of shares of the Company’s common stock equal to the Exchange Ratio (subject to rounding mechanisms as described in the Merger Agreement) and a number of Earn-Out Shares (as defined below).

At the Effective Time, each outstanding option to purchase shares of Science 37 Common Stock, whether or not then vested and exercisable, will be converted automatically (and without any required action on the part of such holder of outstanding option) into an option to purchase shares of the Company’s common stock equal to the number of shares subject to such option prior to the Effective Time multiplied by the Exchange Ratio, with the per share exercise price equal to the exercise price prior to the Effective Time divided by the Exchange Ratio.

Following the closing of the Merger, former holders of shares of Science 37 Common Stock (including shares received as a result of the Science 37 Preferred Stock Conversion) and former holders of Science 37 stock options will be entitled to receive their pro rata share of up to 12,500,000 additional shares of the Company’s common stock (the “Earn-Out Shares”) if, within a three-year period following May 6, 2021, the signing date of the Merger Agreement, the closing share price of the Company’s common stock equals or exceeds any of two thresholds over any 20 trading days within a 30-day trading period (each, a “Triggering Event”) and, in respect of a former holder of Science 37 stock options, the holder continues to provide services to the Company or one of the subsidiaries at the time of such Triggering Event.

In connection with the execution of the Merger Agreement, LSAQ entered into subscription agreements (collectively, the “Subscription Agreements”) with certain parties subscribing for shares of LSAQ Common Stock (the “Subscribers”) pursuant to which the Subscribers have agreed to purchase, and LSAQ has agreed to sell to the Subscribers, an aggregate of 20,000,000 shares of LSAQ Common Stock, for a purchase price of $10.00 per share and an aggregate purchase price of $200,000,000. The obligations to consummate the transactions contemplated by the Subscription Agreements are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Merger Agreement.

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

NOTE 7. STOCKHOLDERS' EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2021 and 2020, there were 2,458,674 and 2,156,250 shares of common stock issued and outstanding, excluding 7,522,627 and no shares of common stock subject to possible redemption, respectively.

Warrants — The Private Warrants will become exercisable at any time commencing on the later of (1) one year after the closing of the Initial Public Offering or (2) the consummation of a Business Combination; provided that the Company has an effective and current registration statement covering the shares of common stock issuable upon the exercise of the Public Warrants and a current prospectus relating to such shares of common stock.

The Private Warrants purchased by the Sponsor will be exercisable on a cashless basis and not be exercisable more than five years from the commencement of sales of the Initial Public Offering, in accordance with FINRA Rule 5110(g)(8)(A), as long as the Sponsor or any of its related persons beneficially own these Private Warrants.

LIFESCI ACQUISITION II CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 8. INCOME TAX

The Company did not have any significant deferred tax assets or liabilities as of June 30, 2021 and 2020.

The Company’s net deferred tax assets are as follows:

	June 30,
	2021	2020
Deferred tax asset
Net operating loss carryforward	$6,802	$210
Startup/Organization Expenses	111,312	—
Total deferred tax asset	118,114	210
Valuation allowance	(118,114)	(210)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	June 30,
	2021	2020
Federal
Current	$—	$—
Deferred	(117,904)	(210)

State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	117,904	210
Income tax provision	$—	$—

As of June 30, 2021 and 2020, the Company had $31,391 and $1,000, respectively, of U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended June 30, 2021 and for the period from December 18, 2019 (inception) through June 30, 2020, the change in the valuation allowance was $117,904 and $210, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at June 30, 2021 and 2020 is as follows:

	June 30,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in valuation allowance	(21.0)%	(21.0)%
Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

LIFESCI ACQUISITION II CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 9. FAIR VALUE MEASUREMENTS

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

The Company classifies its securities in the Trust Account that are invested in funds, such as Mutual Funds or Money Market Funds, that primarily invest in U.S. Treasury and equivalent securities as Trading Securities in accordance with ASC Topic 320 “Investments - Debt and Equity Securities. Trading Securities are recorded at fair market value on the accompanying consolidated balance sheets.

At June 30, 2021, assets held in the Trust Account were comprised of $0 in cash and $80,120,809 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through June 30, 2021, the Company has not withdrawn any of the interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Trading Securities	Level	Fair Value
June 30, 2021	Mutual Fund	1	$80,120,809

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.