Form 10-Q
period 2021-09-30
Science 37 Holdings, Inc.
filed 2021-11-15
CIK 1819113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 001-39727

Science 37 Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-4278203
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Corporate Pointe Suite 320 Culver City, CA 90230

(Address of Principal Executive Offices, including zip code)

(984) 377-3737
(Registrant’s telephone number, including area code)

LifeSci Acquisition II Corp. 250 W. 55th St., #3401 New York, NY 10019N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of Common Stock, $0.0001 par value	SNCE	The Nasdaq Stock Market LLC

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

As of November 15, 2021, there were 10,011,301 shares of common stock, par value $0.0001 per share, issued and outstanding.

SCIENCE 37 HOLDINGS, INC.

(FORMERLY LIFESCI ACQUISITION II CORP.)

Quarterly Report on Form 10-Q

EXPLANATORY NOTE

On October 6, 2021, subsequent to the fiscal quarter ended September 30, 2021, the fiscal quarter to which this Quarterly Report on Form 10-Q relates, LifeSci Acquistion II Corp., a Delaware corporation (“LSAQ”), consummated its previously announced business combination (the “Business Combination”) with Science 37, Inc., a Delaware corporation (“Legacy Science 37”) pursuant to an Agreement and Plan of Merger dated May 6, 2021 (the “Merger Agreement”), by and among  LSAQ, LifeSci Acquisition II Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of LSAQ (“Merger Sub”), and Science 37, Inc., a Delaware corporation (“Legacy Science 37”). Pursuant to the Merger Agreement, Merger Sub was merged with and into Legacy Science 37, with Legacy Science 37 surviving the merger as a wholly owned subsidiary of LSAQ (the “Business Combination” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”).

Unless stated otherwise, this Quarterly Report on Form 10-Q contains information about LSAQ prior to the consummation of the Business Combination. References to the “Company,” “our,” “us” or “we” in this Quarterly Report on Form 10-Q refer to LSAQ before the consummation of the Business Combination and to Science 37 after the Business Combination, as the context suggests. Except as otherwise expressly provided herein, the information in this Quarterly Report on Form 10-Q does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

SCIENCE 37 HOLDINGS, INC.

(FORMERLY LIFESCI ACQUISITION II CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2021	2021
	(Unaudited)
ASSETS
Current assets
Cash	$200,897	$416,111
Prepaid expenses	88,500	121,157
Total Current Assets	289,397	537,268

Cash held in Trust Account	80,121,806	80,120,809
TOTAL ASSETS	$80,411,203	$80,658,077

LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$714,561	$131,805
Total Liabilities	714,561	131,805

Commitments and Contingencies

Common stock subject to possible redemption, 8,009,041 and shares at $10.00 per share as of September 30, 2021 and June 30, 2021	80,090,410	80,090,410

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 30,000,000 shares authorized; 2,002,260 shares issued and outstanding at September 30, 2021 and June 30, 2021, excluding 8,009,041 shares of common stock subject to possible redemption	201	201
Additional paid-in capital	998,110	998,110
Accumulated deficit	(1,392,079)	(562,449)
Total Stockholders’ (Deficit) Equity	(393,768)	435,862
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION, AND STOCKHOLDERS’ (DEFICIT) EQUITY	$80,411,203	$80,658,077

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCIENCE 37 HOLDINGS, INC.

(FORMERLY LIFESCI ACQUISITION II CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	ended	ended
	September 30, 2021	September 30, 2020
Formation and operating costs	$830,627	$80
Loss from operations	(830,627)	(80)

Other income:
Interest earned on marketable securities held in Trust Account	997	—

Net loss	(829,630)	(80)

Weighted average shares outstanding of common stock	10,011,301	1,875,000
Basic and diluted net loss per common share	(0.08)	0.00

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCIENCE 37 HOLDINGS, INC.

(FORMERLY LIFESCI ACQUISITION II CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — June 30, 2021	2,002,260	$201	$998,110	$(562,449)	$435,862

Net loss	—	—	—	(829,630)	(829,630)

Balance — September 30, 2021	2,002,260	$201	998,110	(1,392,079)	(393,768)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance — June 30, 2020	2,156,250	$216	$24,784	$(1,000)	$24,000

Net loss	—	—	—	(80)	(80)

Balance — September 30, 2020	2,156,250	$216	24,784	(1,080)	23,920

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCIENCE 37 HOLDINGS, INC.

(FORMERLY LIFESCI ACQUISITION II CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(829,630)	$(80)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(997)	—
Changes in operating assets and liabilities:
Prepaid expenses	32,657	(25,000)
Accounts payable and accrued expenses	582,756	—
Net cash used in operating activities	(215,214)	(25,080)

Cash Flows from Financing Activities:
Proceeds from promissory note	—	175,000
Payments of offering costs	—	(66,195)
Net cash provided by financing activities	—	108,805

Net Change in Cash	(215,214)	83,725
Cash — Beginning	416,111	25,000
Cash — Ending	$200,897	$108,725

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$19,450

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCIENCE 37 HOLDINGS, INC.

(FORMERLY LIFESCI ACQUISITION II CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Science 37 Holdings, Inc. (formerly LifeSci Acquisition II Corp.) (the “Company”) was incorporated in Delaware on December 18, 2019. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business transaction with one or more businesses or entities (a “Business Combination”).

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on November 20, 2020. On November 24, 2020 the Company consummated the Initial Public Offering of 8,009,041 shares of common stock (the “Public Shares”), which includes the partial exercise by the underwriter of its over-allotment option in the amount of 509,041 Public Shares, at $10.00 per Public Share, generating gross proceeds of $80,090,410 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,146,454 warrants (the “Private Warrants”) at a price of $0.90 per Private Warrant in a private placement to LifeSci Holdings, LLC (the “Sponsor”), an entity affiliated LifeSci Capital LLC, generating gross proceeds of $2,831,809, which is described in Note 5.

Transaction costs amounted to $1,858,498, consisting of $1,601,808 in cash underwriting fees and $256,690 of other offering costs.

Following the closing of the Initial Public Offering on November 24, 2020, an amount of $80,090,410 ($10.00 per Public Share) from the net proceeds of the sale of the Public Shares in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, with a maturity of 183 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account.

On May 6, 2021, LSAQ entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among LSAQ, LifeSci Acquisition II Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of LSAQ (“Merger Sub”), and Science 37, Inc., a Delaware corporation (“Legacy Science 37”). Pursuant to the Merger Agreement, Merger Sub was merged with and into Legacy Science 37, with Legacy Science 37 surviving the merger as a wholly owned subsidiary of LSAQ (the “Business Combination” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”).

On October 4, 2021, LSAQ held a special meeting of stockholders (the “Special Meeting”), at which the LSAQ stockholders considered and adopted, among other matters, a proposal to approve the Business Combination, including (a) adopting the Merger Agreement and (b) approving the other transactions and matters contemplated by the Merger Agreement and related agreements as described in the Proxy Statement/Prospectus.

SCIENCE 37 HOLDINGS, INC.

(FORMERLY LIFESCI ACQUISITION II CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, following the Special Meeting, on October 6, 2021, the Transactions were consummated. In connection with the Closing, the Company changed its name from LifeSci Acquisition II Corp. to Science 37 Holdings, Inc. Holders of 2,299,493 shares of LSAQ’s common stock sold in its initial public offering properly exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from LSAQ’s initial public offering, calculated as of two business days prior to the consummation of the Business Combination, which was approximately $10.00 per share, or $23,003,944 in the aggregate. An aggregate of $23,003,944 was paid from the Company’s trust account to holders that properly exercised their right to have public shares redeemed, and the remaining balance immediately prior to the Closing of approximately $57.1 million remained in the trust account. The remaining amount in the trust account was used to fund the Business Combination.

Preferred Stock. Immediately prior to the effective time of the Merger (the “Effective Time”), each issued and outstanding share of Legacy Science 37’s Series A, Series B, Series C, Series D and Series D-1 redeemable convertible preferred stock, par value $0.0001 per share (collectively, the “Science 37 Preferred Stock”), was converted into shares of the common stock, par value $0.0001 per share, of Science 37 (the “Science 37 common stock”) at the then-applicable conversion rate (the “Science 37 Preferred Stock Conversion”).

Common Stock. At the Effective Time, following the Science 37 Preferred Stock Conversion, each share of Science 37 Common Stock (including shares of Science 37 Common Stock outstanding as a result of the Science 37 Preferred Stock Conversion, but excluding shares the holders of which perfect rights of appraisal under Delaware law) converted into the right to receive such number of shares of our common stock (“Common Stock”) equal to the Exchange Ratio (subject to rounding mechanisms as described in the Merger Agreement) and a number of Earn-Out Shares (as defined below). The Exchange Ratio is defined in the Merger Agreement to be the quotient of (i) 100,000,000 divided by (ii) the number of shares of Science 37’s Fully Diluted Capital Stock (as defined in the Merger Agreement). The Exchange Ratio was equal to approximately 1.815.

Stock Options. At the Effective Time, each outstanding option to purchase shares of Science 37 Common Stock granted under the Science 37, Inc. 2015 Stock Plan (each, a “Science 37 Option”), whether or not then vested and exercisable, was converted automatically (and without any required action on the part of such holder of outstanding Science 37 Option) into an option to purchase a number of shares of Common Stock equal to the number of shares subject to such Science 37 Option immediately prior to the Effective Time multiplied by the Exchange Ratio (rounded down to the nearest whole share), with a per share exercise price equal to the exercise price per share of Science 37 Common Stock of such Science 37 Option immediately prior to the Effective Time divided by the Exchange Ratio (rounded up to the nearest whole cent).

Earn-Out Shares. Following the Closing, former holders of shares of Science 37 Common Stock (including shares received as a result of the Science 37 Preferred Stock Conversion) and former holders of Science 37 Options are entitled to receive their respective pro rata shares of up to 12,500,000 additional shares of Common Stock (the “Earn-Out Shares”) if, within the three-year period beginning on the Closing Date, the closing share price of the Common Stock equals or exceeds either of two share price thresholds as set forth in the Merger Agreement over a period of at least 20 trading days within a 30-day trading period (each, a “Triggering Event”) and, in respect of a former holder of Science 37 Options, the holder continues to provide services to the Company or one of its subsidiaries at the time of such Triggering Event. If there is a change of control of the Company or its successor within such three-year period following the Closing that will result in the holders of Common Stock receiving a per share price equal to or in excess of any Triggering Event threshold(s), then immediately prior to such change of control, any Triggering Event that has not previously occurred shall be deemed to have occurred and the Company shall issue the Earn-Out Shares to the former holders of shares of Science 37 Common Stock and former holders of Science 37 Options in accordance with their respective pro rata shares.

Pursuant to subscription agreements entered into in connection with the Merger Agreement (collectively, the “Subscription Agreements”), certain investors agreed to subscribe for an aggregate of 20,000,000 newly-issued shares of Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $200,000,000 (the “PIPE Investment”). At the Closing, the Company consummated the PIPE Investment.

After giving effect to the Transactions, the redemption of public shares as described above, and the consummation of the PIPE Investment on October 6th, 2021, there were 114,707,150 shares of Common Stock issued and outstanding.

SCIENCE 37 HOLDINGS, INC.

(FORMERLY LIFESCI ACQUISITION II CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Liquidity and Capital Resources

As of September 30, 2021, the Company had cash of $200,897 not held in the Trust Account and available for working capital purposes. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating our business through the consummation of the business combination. Additionally, the Company notes that the consummation of the business combination on October 6th, 2021, as mentioned above, brought in additional funds in the amount of $200,000,000 through the consummated PIPE Investment. As such, the Company notes that sufficient cash and capital is available to cover any expected costs or expenses incurred by the Company through the business combination date and through twelve months of the issuance of this report.

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form 10-Q’s will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.

In connection with the change in presentation for the common stock subject to redemption, the Company also revised its income (loss) per common share calculation to allocate net income (loss) pro rata to common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table.

	As Previously
Balance Sheet as of June 30, 2021 (audited)	Reported	Adjustment	As Revised
Common stock subject to possible redemption	$75,526,270	$4,564,140	$80,090,410
Common stock	$246	$(45)	$201
Additional paid-in capital	$5,562,205	$(4,564,095)	$998,110
Accumulated deficit	$(562,449)	$—	$(562,449)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(4,564,140)	$435,862

SCIENCE 37 HOLDINGS, INC.

(FORMERLY LIFESCI ACQUISITION II CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on November 23, 2020, the Company’s Current Reports on Form 8-K, as filed with the SEC on November 25, 2020, and December 1, 2020, as well as the Company’s Annual Reports on Form 10-K, as filed with the SEC on August 27, 2021. The interim results for the three months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending June 30, 2022 or for any future periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary where the Company has the ability to exercise control. All significant intercompany balances and transactions have been eliminated in consolidation. Activities in relation to the noncontrolling interest are not considered to be significant and are, therefore, not presented in the accompanying unaudited condensed consolidated financial statements.

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

SCIENCE 37 HOLDINGS, INC.

(FORMERLY LIFESCI ACQUISITION II CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and June 30, 2020.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and June 30, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s unaudited condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

At September 30, 2021 and June 30, 2021, the common stock reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$80,090,410
Less:
Common stock issuance costs	$(1,858,498)
Plus:
Accretion of carrying value to redemption value	$1,858,498
Common stock subject to possible redemption	$80,090,410

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $1,858,498 were charged to temporary equity upon the completion of the Initial Public Offering.

SCIENCE 37 HOLDINGS, INC.

(FORMERLY LIFESCI ACQUISITION II CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 3,146,454 common stock in the aggregate. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

Three Months Ended
September 30,
2021
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$(829,630)
Denominator:
Basic and diluted weighted average shares outstanding	10,011,301
Basic and diluted net income (loss) per common stock	$(0.08)

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

SCIENCE 37 HOLDINGS, INC.

(FORMERLY LIFESCI ACQUISITION II CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed consolidated balance sheets, primarily due to their short-term nature.

Warrant Classification

The Company accounts for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do meet the criteria for equity treatment and must be recorded as equity.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 8,009,041 Public Shares, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 509,041 Public Shares, at a purchase price of $10.00 per Public Share.

NOTE 5. PRIVATE PLACEMENT

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

SCIENCE 37 HOLDINGS, INC.

(FORMERLY LIFESCI ACQUISITION II CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 6. RELATED PARTY TRANSACTIONS

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

Administrative Support Agreement

The Company entered into an agreement, commencing on November 20, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial support. For the three months ended September 30, 2021 and 2020, the Company incurred $30,000 and $0, respectively, in fees for these services, of which $100,000 and $70,000 is included in accrued expenses in the accompanying unaudited condensed consolidated balance sheets at September 30, 2021 and June 30, 2021, respectively.

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

SCIENCE 37 HOLDINGS, INC.

(FORMERLY LIFESCI ACQUISITION II CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would be paid upon consummation of a Business Combination, without interest or, at the lender’s discretion, up to $500,000 of such Working Capital Loans may be converted into warrants of the post Business Combination entity at a price of $0.90 per warrant. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Warrants. As of September 30, 2021 and June 30, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

NOTE 7. COMMITMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

SCIENCE 37 HOLDINGS, INC.

(FORMERLY LIFESCI ACQUISITION II CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and June 30, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021 and June 30, 2021, there were 2,002,260 shares of non-redeemable common stock, excluding 8,009,041 shares of common stock subject to possible redemption which are presented as temporary equity.

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

SCIENCE 37 HOLDINGS, INC.

(FORMERLY LIFESCI ACQUISITION II CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

At September 30, 2021, assets held in the Trust Account were comprised of $80,131,806 in cash. During the three months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

At June 30, 2021, assets held in the Trust Account were comprised of $80,120,809 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through June 30, 2021, the Company did not withdraw any of the interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Trading Securities	Level	Fair Value
June 30, 2021	Mutual Fund	1	80,120,809

SCIENCE 37 HOLDINGS, INC.

(FORMERLY LIFESCI ACQUISITION II CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, except as disclosed below , the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On October 4, 2021, LSAQ held a special meeting of stockholders (the “Special Meeting”), at which the LSAQ stockholders considered and adopted, among other matters, a proposal to approve the Business Combination, including (a) adopting the Merger Agreement and (b) approving the other transactions and matters contemplated by the Merger Agreement and related agreements as described in the Proxy Statement/Prospectus.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, following the Special Meeting, on October 6, 2021, the Transactions were consummated. In connection with the Closing, the Company changed its name from LifeSci Acquisition II Corp. to Science 37 Holdings, Inc. Holders of 2,299,493 shares of LSAQ’s common stock sold in its initial public offering (the “public shares”) exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from LSAQ’s initial public offering, calculated as of two business days prior to the consummation of the Business Combination, which was approximately $10.00 per share, or $23,003,944 in the aggregate. As noted above, an aggregate of $23,003,944 was paid from the Company’s trust account to holders that properly exercised their right to have public shares redeemed, and the remaining balance immediately prior to the Closing of approximately $57.1 million remained in the trust account. The remaining amount in the trust account was used to fund the Business Combination (See Note 1).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Science 37 Holdings, Inc. (formerly LifeSci Acquisition II Corp.) References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to LifeSci Holdings, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Business Combination (as defined below), the Company’s financial position and business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Business Combination filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a former blank check company formed under the laws of the State of Delaware on December 18, 2019 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Warrants, our capital stock, debt or a combination of cash, stock and debt.

Business Combination Agreement

On May 6, 2021, LSAQ entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among LSAQ, LifeSci Acquisition II Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of LSAQ (“Merger Sub”), and Science 37, Inc., a Delaware corporation (“Legacy Science 37”). Pursuant to the Merger Agreement, Merger Sub was merged with and into Legacy Science 37, with Legacy Science 37 surviving the merger as a wholly owned subsidiary of LSAQ (the “Business Combination” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”).

On October 4, 2021, LSAQ held a special meeting of stockholders (the “Special Meeting”), at which the LSAQ stockholders considered and adopted, among other matters, a proposal to approve the Business Combination, including (a) adopting the Merger Agreement and (b) approving the other transactions and matters contemplated by the Merger Agreement and related agreements as described in the Proxy Statement/Prospectus.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, following the Special Meeting, on October 6, 2021, the Transactions were consummated. In connection with the Closing, the Company changed its name from LifeSci Acquisition II Corp. to Science 37 Holdings, Inc. Holders of 2,299,493 shares of LSAQ’s common stock sold in its initial public offering (the “public shares”) properly exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from LSAQ’s initial public offering, calculated as of two business days prior to the consummation of the Business Combination, which was approximately $10.00 per share, or $23,003,944 in the aggregate. As noted above, an aggregate of $23,003,944 was paid from the

Company’s trust account to holders that properly exercised their right to have public shares redeemed, and the remaining balance immediately prior to the Closing of approximately $57.1 million remained in the trust account. The remaining amount in the trust account was used to fund the Business Combination.

Preferred Stock. Immediately prior to the effective time of the Business Combination (“Effective Time”), each issued and outstanding share of Legacy Science 37’s Series A, Series B, Series C, Series D and Series D-1 redeemable convertible preferred stock, par value $0.0001 per share (collectively, the “Science 37 Preferred Stock”), was converted into shares of the common stock, par value $0.0001 per share, of Science 37 (the “Science 37 common stock”) at the then-applicable conversion rate (the “Science 37 Preferred Stock Conversion”).

Common Stock. At the Effective Time, following the Science 37 Preferred Stock Conversion, each share of Science 37 Common Stock (including shares of Science 37 Common Stock outstanding as a result of the Science 37 Preferred Stock Conversion, but excluding shares the holders of which perfect rights of appraisal under Delaware law) converted into the right to receive such number of shares of our common stock (“Common Stock”) equal to the Exchange Ratio (subject to rounding mechanisms as described in the Merger Agreement) and a number of Earn-Out Shares (as defined below). The Exchange Ratio is defined in the Merger Agreement to be the quotient of (i) 100,000,000 divided by (ii) the number of shares of Science 37’s Fully Diluted Capital Stock (as defined in the Merger Agreement). The Exchange Ratio was equal to approximately 1.815.

Stock Options. At the Effective Time, each outstanding option to purchase shares of Science 37 Common Stock granted under the Science 37, Inc. 2015 Stock Plan (each, a “Science 37 Option”), whether or not then vested and exercisable, was converted automatically (and without any required action on the part of such holder of outstanding Science 37 Option) into an option to purchase a number of shares of Common Stock equal to the number of shares subject to such Science 37 Option immediately prior to the Effective Time multiplied by the Exchange Ratio (rounded down to the nearest whole share), with a per share exercise price equal to the exercise price per share of Science 37 Common Stock of such Science 37 Option immediately prior to the Effective Time divided by the Exchange Ratio (rounded up to the nearest whole cent).

Earn-Out Shares. Following the Closing, former holders of shares of Science 37 Common Stock (including shares received as a result of the Science 37 Preferred Stock Conversion) and former holders of Science 37 Options are entitled to receive their respective pro rata shares of up to 12,500,000 additional shares of Common Stock (the “Earn-Out Shares”) if, within the three-year period beginning on the Closing Date, the closing share price of the Common Stock equals or exceeds either of two share price thresholds as set forth in the Merger Agreement over a period of at least 20 trading days within a 30-day trading period (each, a “Triggering Event”) and, in respect of a former holder of Science 37 Options, the holder continues to provide services to the Company or one of its subsidiaries at the time of such Triggering Event. If there is a change of control of the Company or its successor within such three-year period following the Closing that will result in the holders of Common Stock receiving a per share price equal to or in excess of any Triggering Event threshold(s), then immediately prior to such change of control, any Triggering Event that has not previously occurred shall be deemed to have occurred and the Company shall issue the Earn-Out Shares to the former holders of shares of Science 37 Common Stock and former holders of Science 37 Options in accordance with their respective pro rata shares.

Pursuant to subscription agreements entered into in connection with the Merger Agreement (collectively, the “Subscription Agreements”), certain investors agreed to subscribe for an aggregate of 20,000,000 newly-issued shares of Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $200,000,000 (the “PIPE Investment”). At the Closing, the Company consummated the PIPE Investment.

After giving effect to the Transactions, the redemption of public shares as described above, and the consummation of the PIPE Investment there are currently 114,707,150 shares of Common Stock issued and outstanding.

Results of Operations

Our only activities from inception to September 30, 2021 have been organizational activities, those necessary to prepare for our Initial Public Offering, and subsequent to our Initial Public Offering, identifying a target for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combination candidates.

For the three months ended September 30, 2021, we had a net loss of $829,630, which consists of operating costs of $830,627, offset by interest income on investments held in the Trust Account of $997.

For the three months ended September 30, 2020, we had a net loss of $80, which consists of operating costs.

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

For the three months ended September 30, 2021, cash used in operating activities was $215,214. Net loss of $829,630 was affected by interest earned on investments held in the Trust Account of $997 and changes in operating assets and liabilities, which provided $615,413 of cash from operating activities.

As of September 30, 2021, we had $80,121,806 held in the Trust Account. We substantially used all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to close our Business Combination as discussed in Note 1.

As of September 30, 2021, we had cash of $200,897 outside of the Trust Account. We used the funds held outside the Trust Account, the funds held within the trust account, and the PIPE Investment to close on our Business Combination as discussed in Note 1. As such, we believe that we have sufficient cash and capital to cover the anticipated costs and expenses incurred by the Company through  the date of the date of the Business Combination and at least the next 12 months from the date of this Quarterly Report on Form 10-Q.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2021, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial support to the Company. We began incurring these fees on November 20, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

Net Loss per Common Share

Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding during the period. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 on January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1

Agreement and Plan of Merger dated as of May 6 2021, by and among LifeSci Acquisition II Corp., LifeSci Acquisition Acquisition II Merger Sub, Inc. and Science 37, Inc. (incorporated by reference to Exhibit 2.1 filed with the Company’s Form 8-K filed on May 7, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENCE 37 HOLDINGS, INC.

Date: November 15, 2021		/s/ David Coman
	Name:	David Coman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021		/s/ Mike Zaranek
	Name:	Mike Zaranek
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)