Form 10-K/A
period 2021-06-30
Science 37 Holdings, Inc.
filed 2021-12-20
CIK 1819113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

or

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-39727

SCIENCE 37 HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-4278203
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Corporate Pointe, Suite 320 Culver City, CA	90230
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (984) 377-3737

LifeSci Acquisition II Corp. 250 W. 55th St., #3401 New York, NY 10019
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

As of December 17, 2021, there were 114,707,150 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Science 37 Holdings, Inc. (formerly known as LifeSci Acquisition II Corp.) (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Annual Report on Form 10-K, or this Amendment, to amend our Annual Report on Form 10-K for the period ended June 30, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on August 27, 2021 (the “Original Filing”), to restate our financial statements as of and for the period from December 18, 2019 (inception) through June 30, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 27, 2021 (the “Original Financial Statements”).

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company’s management, in consultation with its advisors, identified an error made in certain of its previously issued financial statements, arising from the manner in which, as of the closing of the Company’s initial public offering, the Company recorded and classified its common stock subject to possible redemption. The Company previously determined the value of such common stock to be equal to the redemption value of such shares of common stock, after taking into consideration the terms of the Company’s Amended and Restated Certificate of Incorporation, under which a redemption cannot result in net tangible assets being less than $5,000,001. Management has now determined, after consultation with its advisors, that the shares of common stock underlying the units issued during the initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Therefore, management has concluded that the redemption value of its shares of common stock subject to possible redemption should reflect the possible redemption of all shares of common stock. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This has resulted in a restatement of the initial carrying value of the shares of common stock subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and shares of common stock.

The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of June 30, 2021. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, the material weaknesses identified, and remediation plans, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

As a result, on December 16, 2021, the Company’s management and the Audit Committee have concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error and have discussed the matters disclosed in this Explanatory Note with WithumSmith+Brown PC, the Company’s former independent registered accounting firm.

The Company has not amended its Current Report on Form 8-K filed on December 1, 2020 for the period affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statement and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein. In addition, Item 7. Management’s Discussion & Analysis, Item 8 and Item 9A have been updated to detail further disclosure of the effects and actions taken by management and the Board of Directors.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officers and principal financial officer made as of the date of this Amendment are filed as exhibits (in Exhibits 31.1, 31.2, 32.1 and 32.2) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
●	Part II – Item 8. Consolidated Financial Statements and Supplementary Data.
●	Part II – Item 9A. Controls and Procedures.
●	Part IV – Item 15. Exhibits Consolidated Financial Statement Schedules.

This Amendment does not reflect adjustments for events occurring after August 27, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

SCIENCE 37 HOLDINGS, INC.

(FORMERLY LIFESCI ACQUISITION II CORP.)

Annual Report on Form 10-K/A for the Year Ended June 30, 2021

CERTAIN TERMS

References to “the Company,” “LSAQ,” “our,” “us” or “we” refer to Science 37 Holdings, Inc. (formerly LifeSci Acquisition II Corp.), a blank check company incorporated in Delaware on December 18, 2019. References to our “Sponsor” refer to LifeSci Holdings LLC, a Delaware limited liability company. References to our “IPO” refer to the initial public offering of Science 37 Holdings, Inc. (formerly LifeSci Acquisition II Corp.), which closed on November 24, 2020.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;
●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	potential ability to obtain additional financing to complete our initial business combination;
●	pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	potential change in control if we acquire one or more target businesses for stock;
●	the potential liquidity and trading of our securities;
●	the lack of a market for our securities;
●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	financial performance following our IPO; or
●	our ability to remediate material weaknesses.

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

ITEM 1.BUSINESS

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

For more information about the Merger Agreement, the Merger and related transactions, see “Proposal 1 — The Business Combination Proposal” in our Registration Statement on Form S-4 filed with the SEC on July 28, 2021, as subsequently amended and the proxy statement/prospectus a part thereof.

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

Industry Opportunity

The healthcare industry consists of sectors within the economic system providing curative, preventive, rehabilitative, and palliative care for patients. The industry includes organizations providing such goods and services, as well as the doctors, nurses, and other healthcare employees. Total healthcare spending in the United States reached nearly $3.5 trillion in 2017 and is expected to grow by an average 5.6 percent annually over 2016-2025, according to a Centers for Medicare & Medicaid Services report released in February 2017. Total healthcare expenditures are thus expected to rise to 19.9 percent of the US Gross Domestic Product.

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

The healthcare industry is primed for new technologies and business models due to the increasing cost of healthcare and due to the increasing pressure to add value to the system. We believe that lower-value segments of healthcare will be burdened by the pressures of cost cutting, while companies or segments that deliver superior products and services, with better clinical and non-clinical outcomes, will thrive. Successful companies will be data driven, consumer focused, operationally efficient and transfer best-in-class standards globally. Our team takes a holistic approach to investment opportunities and conducts stringent due diligence to screen such companies. We see opportunities for companies that address global healthcare cost pressures by succeeding in disruptive innovation, thus justifying monies spent by delivering cures or other breakthrough outcomes; delivering cost savings to address global healthcare cost pressures; or providing access to medicines, as the marginal benefits from healthcare spending are highest when providing goods and services to those who do not already receive them.

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

The focus of our management team is to create stockholder value by leveraging its experience to efficiently guide an emerging healthcare company towards commercialization. Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see fit to do so.

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

Niche Leader and Specialized Business with High Growth Potential

We intend to seek target companies that have significant and underexploited expansion opportunities in a niche sector. This can be accomplished through a combination of accelerating organic growth and finding attractive add-on acquisition targets. Our management team has significant experience in identifying such targets and in helping target management assess the strategic and financial fit. Similarly, our management team has the expertise to assess the likely synergies and a process to help a target integrate acquisitions. Additionally, our management team has extensive experience assisting healthcare companies raise money as they navigate the regulatory approval process.

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

For additional discussion of the general development of our business, see our Registration Statement on Form S-1, as amended, filed with the SEC on November, 18, 2020 and our Registration Statement on Form S-4, filed with the SEC on July 28, 2021, as subsequently amended.

ITEM 1A.RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.PROPERTIES

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

ITEM 3.LEGAL PROCEEDINGS

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

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began to trade on The Nasdaq Capital Market, or Nasdaq, under the symbol “LSAQ” on November 20, 2020.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of the Original Financial Statements. We are restating our historical financial results to reclassify our temporary equity and permanent equity. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, each contained herein.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.

Warrant Classification

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do meet the criteria for equity treatment and must be recorded as equity.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

Net Loss per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 3,146,454 shares of common stock in the aggregate. As of June 30, 2021, we did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. The Company’s management has concluded that in light of the classification error described in the Explanatory Note included herein and Note 2 to the notes to the financial statements included herein, a material weakness exists in the Company’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that the material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Due to the material weakness in our internal control over financial reporting over the accounting for complex transactions, as described in the Explanatory Note to this Amendment, the Certifying Officers concluded that our disclosure controls were not effective as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness which resulted in the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our remediation plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Michael Rice, has been our Chief Operating Officer and Board member since December 2019, and has experience in portfolio management, corporate management, investment banking and capital markets. Prior to co-founding LifeSci Advisors and LifeSci Capital, Michael was the co-head of healthcare investment banking at Canaccord Adams, where he was involved in debt and equity financing. Michael was also Managing Director at ThinkEquity Partners where he was responsible for managing Healthcare Capital Markets, which included structuring and executing numerous transactions, many of which were firsts at ThinkEquity. Prior to that, Michael served as a Managing Director at Banc of America, serving large hedge funds and private equity healthcare funds. Michael was the Chief Operating Officer and a director of LifeSci Acquisition Corp., a special purpose acquisition company, from June 2019 until its merger with Vincerx Pharma Inc. in December 2020. Previously, he was a Managing Director at JPMorgan/Hambrecht & Quist.

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

Thomas Wynn, a Board member serving as chair of our Audit Committee and member of our Compensation Committee, has been a portfolio manager at Monashee Investment Management since 2011. From 1995 to 2011, he co-founded and served as the Managing Director of Leerink Swann LLC, a Boston based healthcare investment bank. From 1991 to 1995, he worked at Lehman Brothers. Thomas received his B.A. from Fairfield University and J.D. from Suffolk University. We believe Thomas is qualified to sit on our Board due to long-running experience in healthcare investing and advisory services.

Thomas Mathers, a Board member serving as chair of our Nominating Committee and member of our Audit Committee, founded and has been the President and CEO at Allievex Corporation, a company neurodegenerative diseases, since April 2018. He has also been a General Partner at Pappas Ventures V, a venture capital company, since February 2018. Prior to Pappas Capital and Allievex, from June 2010 to March 2017, Tom was the President and CEO of CoLucid Pharmaceuticals, Inc. (Nasdaq: CLCD), a biotechnology company founded by Pappas Capital, which focused on the development of lasmiditan for the acute treatment of migraine headaches. Eli Lilly & Company acquired CoLucid in March 2017 in an all cash transaction for nearly $1 billion. Prior to CoLucid, he was President and CEO of Peptimmune, Inc.; President and CEO of Cell Based Delivery, Inc.; Vice President and General Manager of Cardion AG; and Vice President of Strategic Development at Genzyme Corporation. Tom currently serves as a Trustee of Butler University and is co-founder and Chairman of Déclion Holdings, a biopharmaceutical company focused on the discovery and development of innovative treatments for neurodegenerative diseases. He is also a business advisor to the Progeria Research Foundation, and previously served on the board of directors for the Biotechnology Industry Organization for nine years, where he was active in the policy areas of capital formation, bioethics, intellectual property, and regulatory policy. From 1988 to 1991, Tom served as a captain in the United States Army and was awarded several medals for his services as an AH-64 Apache helicopter pilot in the Gulf War. We believe Thomas is qualified to sit on our Board due to his long-running experience in early stage investing and experience on company boards.

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

Elizabeth Barrett, a Board member serving as chair of our Compensation Committee and member of our Audit Committee and Nominating Committee, is a highly regarded industry leader with extensive experience leading business organizations and Fortune 500 pharmaceutical companies. Since January 2019, Liz has served as President and CEO of UroGen Pharma. Prior to UroGen, from February 2018 to January 2019, Liz was CEO of Novartis Oncology and a member of the Novartis Executive Committee. She previously was at Pfizer Inc. from March 2009 to January 2019, where she held numerous leadership positions, including Global President of Oncology, President of Global Innovative Pharma for Europe, President of the Specialty Care Business Unit for North America, and President of United States Oncology. Prior to Pfizer, Liz held positions at Cephalon Inc., where she was Vice President and General Manager of the Oncology Business Unit, and at Johnson & Johnson. She started her career at Kraft Foods Group, Inc. Liz received a B.A. from the University of Louisiana and an M.B.A. from Saint Joseph’s University. We believe Elizabeth is qualified to sit on our Board due to long-running leadership experience in healthcare services and business management.

Scott Janssen, a Board member, has served as Managing Director of LifeSci Associates since June 2020. Previously, he was the Chief Accounting Officer at CMG Partners from August 2019 to April 2020. Scott has over 25 years of accounting, finance and operational experience working within and consulting to public and private companies within the life science and technology space. Scott was a Managing Director of the Connor Group from January 2014 to August 2019 where he supported his clients by providing them accounting and operational consulting services. Mr. Janssen spent six years of his career from January 1993 to November 1999 as an auditor with Ernst & Young and Grant Thornton in the Bay Area and Los Angeles. He was a Managing Director at Connor Group, a consulting firm from January 2014 to August 2019. Scott received a B.S. in Applied Mathematics from the University of California, Los Angeles. We believe Scott is qualified to sit on our board due to his long-running experience in accounting and finance consulting roles.

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

The Audit Committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our consolidated financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Our Compensation Committee consists of Elizabeth Barrett, Thomas Wynn and Graham Walmsley, each of whom is an independent director. Elizabeth Barrett serves as chairman of the Compensation Committee. Pursuant to our Compensation Committee charter, the functions of the Compensation Committee include, but not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our President and Chief Executive Officer’s compensation, evaluating our President and Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our President and Chief Executive Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Nominating Committee

Our Nominating Committee consists of Thomas Mathers, Graham Walmsley and Elizabeth Barrett, each of whom is an independent director under Nasdaq’s listing standards. Thomas Mathers is the chair of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

The guidelines for selecting nominees, which are specified in our Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

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

ITEM 11.EXECUTIVE COMPENSATION

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

	Number of
	Shares		Percentage of
	Beneficially		Outstanding
Name and Address of Beneficial Owner(1)	Owned(2)		Shares
Andrew McDonald Ph.D.(1)	1,772,034	(2)	17.7%
Michael Rice(1)	1,772,034	(2)	17.7%
David Dobkin(1)	—		—
Thomas Wynn(1)	6,000		*
Thomas Mathers(1)	6,000		*
Graham Walmsley(1)	6,000		*
Elizabeth Barrett(1)	6,000		*
Scott Janssen(1)	6,000		*
All officers and directors as a group	1,802,034		18.0%
(8 individuals)
RTW Investments, LP(3)	975,000		9.7%
BlackRock, Inc.(4)	750,000		7.5%
Cowen and Company, LLC(5)	682,776		6.8%
Ikarian Capital, LLC(6)	512,450		5.1%
Foresite Capital Management(7)	500,000		5.0%
LifeSci Holdings LLC(1)(8)	1,772,034		17.7%
*	Less than one percent.
(1)	The business address for these holders is c/o LifeSci Acquisition II Corp., 250 W. 55th St., #3401, New York, NY 10019.
(2)	Consists of shares of common stock owned by LifeSci Holdings LLC, for which Michael Rice and Andrew McDonald are the managing members.
(3)	The registered holders of the referenced shares are funds and accounts under management by RTW Investments, LP. Roderick Wong, M.D. is the Managing Partner of RTW Investments, LP, and has voting and investment power over the shares held by the funds and accounts, which are the registered holders of the referenced shares. Mr. Wong disclaims beneficial ownership of the shares held by the funds, except to the extent of his pecuniary interest therein. The address of such funds and accounts and such portfolio managers is 40 10th Avenue, Floor 7, New York, New York 10014.
(4)	The registered holders of the referenced shares are funds and accounts under management by BlackRock, Inc. The applicable portfolio managers, as managing directors of such entity, have voting and investment power over the shares held by the funds and accounts, which are the registered holders of the referenced shares. Such portfolio managers expressly disclaim beneficial ownership of all shares held by such funds and accounts. The address of such funds and accounts and such portfolio managers is 55 East 52nd Street, New York, NY 10055.
(5)	The registered holders of the referenced shares are accounts under management by Cowen and Cowen Financial Products LLC (“CFP”). Cowen has beneficial ownership of 7,776 shares and CFP has beneficial ownership of 675,000. Jeffrey Solomon, CEO of Cowen and CFP, has voting and investment power with respect to the referenced shares. Accordingly, Mr. Solomon may be deemed to be the beneficial owner of the foregoing shares of Common Stock. Mr. Solomon disclaims beneficial ownership of all shares held by such accounts. The address of such accounts and portfolio manager is 599 Lexington Ave, New York, NY 10022.
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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related-party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer. To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view.

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

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

ITEM 15.EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

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

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on November 25, 2020).
3.2	By Laws (incorporated by reference to Exhibit 3.3 filed with the Form S-1/A filed by the Registrant on November 18, 2020).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on November 18, 2020).
4.2	Private Warrant Agreement, dated November 24, 2020 (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on November 25, 2020).
4.3**	Description of Securities
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

10.7	Sponsor Support Agreement, dated May 6, 2021, by and among LSAQ and LifeSci Capital LLC. (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on May 7, 2021).
10.8	Form of Science 37 Holders Support Agreement (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on May 7, 2021).
10.9	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on May 7, 2021).
10.10	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on May 7, 2021).
10.10	Form of Sponsor Lock-up Agreement (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on May 7, 2021).
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 filed with the Registration Statement on Form S-1/A filed by the Registrant on November 18, 2020)
21.1**	List of Subsidiaries
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith.
**	Filed as an exhibit to the Original Filing on August 27, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENCE 37 HOLDINGS, INC.

Dated: December 20, 2021	By:	/s/ David Coman
	Name:	David Coman
Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

SCIENCE 37 HOLDINGS, INC.

(FORMERLY LIFESCI ACQUISITION II CORP.)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Science 37 Holdings, Inc. (formerly known as LifeSci Acquisition II Corp.)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Science 37 Holdings, Inc. (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended June 30, 2021, and for the period from December 18, 2019 (inception) through June 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the year ended June 30, 2021 and the period from December 18, 2019 (inception) through June 30, 2020 in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the consolidated financial statements, the 2021 consolidated financial statements have been restated to correct certain misstatements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

August 27, 2021 except for the effects of the restatement discussed in Note 2, as to which the date is December 20, 2021 and the effects of the business combination discussed in Note 11, as to which the date is December 20, 2021.

SCIENCE 37 HOLDINGS, INC.

(FORMERLY LIFESCI ACQUISITION II CORP.)

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	June 30, 2020
	(Restated)
ASSETS
Current assets
Cash	$416,111	$25,000
Prepaid expenses	121,157	—
Total Current Assets	537,268	25,000

Deferred offering costs	—	28,000
Investments held in Trust Account	80,120,809	—
TOTAL ASSETS	$80,658,077	$53,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$131,805	$1,000
Accrued offering costs	—	28,000
TOTAL LIABILITIES	131,805	29,000

Commitments and Contingencies

Common stock subject to possible redemption, 8,009,041 and no shares at $10.00 per share as of June 30, 2021 and 2020, respectively	80,090,410	—

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 30,000,000 shares authorized; 2,002,260 and 2,156,250 shares issued and outstanding (excluding 8,009,041 and no shares subject to possible redemption) at June 30, 2021 and 2020, respectively	201	216
Additional paid-in capital	998,110	24,784
Accumulated deficit	(562,449)	(1,000)
Total Stockholders’ Equity	435,862	24,000
Total Liabilities and Stockholders' Equity	$80,658,077	$53,000

The accompanying notes are an integral part of the consolidated financial statements.

SCIENCE 37 HOLDINGS, INC.

(FORMERLY LIFESCI ACQUISITION II CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the
		Period from
		December 18,
		2019
		(inception)
	Year Ended	Through
	June 30,	June 30,
	2021	2020
	(As Restated)
Formation and operating costs	$591,846	$1,000
Loss from operations	(591,846)	(1,000)

Other income:
Interest earned on investments held in Trust Account	30,397	—
Other income, net	30,397	—

Net loss	$(561,449)	$(1,000)

Weighted average shares outstanding of common stock	6,734,489	1,875,000
Basic and diluted net loss per common stock	$(0.08)	$(0.00)

The accompanying notes are an integral part of the consolidated financial statements.

SCIENCE 37 HOLDINGS, INC.

(FORMERLY LIFESCI ACQUISITION II CORP.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — December 18, 2019 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	2,156,250	216	24,784	—	25,000
Net loss	—	—	—	(1,000)	(1,000)
Balance — June 30, 2020	2,156,250	$216	$24,784	$(1,000)	$24,000
Sale of 3,146,454 Private Placement Warrants	—	—	2,831,809	—	2,831,809
Accretion of common stock subject to redemption to redemption value	—	—	(1,858,498)	—	(1,858,498)
Founder Shares Forfeited	(153,990)	(15)	15	—	—
Net loss	—	—	—	(561,449)	(561,449)
Balance — June 30, 2021 (as restated)	2,002,260	$201	$998,110	$(562,449)	$435,862

The accompanying notes are an integral part of the consolidated financial statements.

SCIENCE 37 HOLDINGS, INC.

(FORMERLY LIFESCI ACQUISITION II CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period
		from
		December 18,
		2019
		(Inception)
	Year Ended	Through
	June 30,	June 30,
	2021	2020
	(As Restated)
Cash Flows from Operating Activities:
Net loss	$(561,449)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(30,397)	—
Changes in operating assets and liabilities:
Prepaid expenses	(121,157)	—
Accounts payable and accrued expenses	130,805	1,000
Net cash used in operating activities	(582,198)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(80,090,412)	—
Net cash used in investing activities	(80,090,412)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor		25,000
Proceeds from sale of Units, net of underwriting discounts paid	78,488,602	—
Proceeds from sale of Private Placement Warrants	2,831,809	—
Proceeds from promissory note — related party	175,000	—
Repayment of promissory note — related party	(175,000)	—
Payment of offering costs	(256,690)	—
Net cash provided by financing activities	81,063,721	25,000

Net Change in Cash	391,111	25,000
Cash — Beginning of period	25,000	—
Cash — End of period	$416,111	$25,000

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$28,000

The accompanying notes are an integral part of the consolidated financial statements.

SCIENCE 37 HOLDINGS, INC.

(FORMERLY LIFESCI ACQUISITION II CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(As Restated)

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

The registration statement for the Company’s Initial Public Offering was declared effective on November 20, 2020. On November 24, 2020 the Company consummated the Initial Public Offering of 8,009,041 shares of common stock (the “Public Shares”), which includes the partial exercise by the underwriter of its over-allotment option in the amount of 509,041 Public Shares, at $10.00 per Public Share, generating gross proceeds of $80,090,412 which is described in Note 4.

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and other initial stockholders (collectively, the “Initial Stockholders”) have agreed to (a) vote their Founder Shares (as defined in Note 6), and any Public Shares held by them in favor of a Business Combination and (b) not to convert any shares (including Founder Shares) in connection with a stockholder vote to approve a Business Combination or sell any such shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly classified its common stock subject to possible redemption. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all shares of common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.

In connection with the change in presentation for the common stock subject to possible redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) evenly to all common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, all shares of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

	As
	Previously
	Reported	Adjustment	As Restated
Balance Sheet as of November 24, 2020
Common stock subject to possible redemption	$76,087,640	$4,002,770	$80,090,410
Common stock	$256	$(40)	$216
Additional paid-in capital	$5,000,825	$(4,002,730)	$998,095
Accumulated deficit	$(1,080)	$—	$(1,080)
Total Stockholders’ Equity	$5,000,001	$(4,002,770)	$997,231
Number of shares of common stock subject to possible redemption	7,608,764	400,277	8,009,041

Balance Sheet as of December 31, 2020 (Unaudited)
Common stock subject to possible redemption	$76,007,090	$4,083,320	$80,090,410
Common stock	$256	$(40)	$216
Additional paid-in capital	$5,081,375	$(4,083,280)	$998,095
Accumulated deficit	$(81,623)	$—	$(81,623)
Total Stockholders’ Equity	$5,000,008	$(4,083,320)	$916,688
Number of shares of common stock subject to possible redemption	7,600,709	408,332	8,009,041

Balance Sheet as of March 31, 2021 (Unaudited)
Common stock subject to possible redemption	$75,901,950	$4,188,460	$80,090,410
Common stock	$242	$(41)	$201
Additional paid-in capital	$5,186,529	$(4,188,419)	$998,110
Accumulated deficit	$(186,762)	$—	$(186,762)
Total Stockholders’ Equity	$5,000,009	$(4,188,460)	$811,549
Number of shares of common stock subject to possible redemption	7,590,195	418,846	8,009,041

Balance Sheet as of June 30, 2021
Common stock subject to possible redemption	$75,526,270	$4,564,140	$80,090,410
Common stock	$246	$(45)	$201
Additional paid-in capital	$5,562,205	$(4,564,095)	$998,110
Accumulated deficit	$(562,449)	$—	$(562,449)
Total Stockholders’ Equity	$5,000,002	$(4,564,140)	$435,862
Number of shares of common stock subject to possible redemption	7,552,627	456,414	8,009,041

Statement of Cash Flows for the six months ended December 31, 2020 (Unaudited)
Initial classification of common stock subject to possible redemption	$76,087,640	$(76,087,640)	$—
Change in value of Common Stock subject to possible redemption	$(80,550)	$80,550	$—

Statement of Cash Flows for the nine months ended March 31, 2021 (Unaudited)
Initial classification of common stock subject to possible redemption	$76,087,640	$(76,087,640)	$—
Change in value of Common Stock subject to possible redemption	$(105,140)	$105,140	$—

Statement of Cash Flows for the period ended June 30, 2021 (Unaudited)
Initial classification of common stock subject to possible redemption	$76,087,640	$(76,087,640)	$—
Change in value of Common Stock subject to possible redemption	$(375,680)	$375,680	$—

Condensed Statement of Changes in Stockholders’ Equity for three months ended December 31, 2020 (Unaudited)
Sale of 8,009,041 Units, net of underwriter discounts and offering expenses	$78,231,912	$(78,231,912)	$—
Initial value of Common Stock subject to redemption	$76,007,090	$(76,007,090)	$—
Accretion for Common Stock to redemption amount	$—	$(1,858,498)	$(1,858,498)
Total Stockholders’ Equity	$5,000,008	$(4,083,320)	$916,688

Condensed Statement of Changes in Stockholders’ Equity for three months ended March 31, 2021 (Unaudited)
Change in value of Common Stock subject to redemption	$105,140	$(105,140)	$—
Total Stockholders’ Equity	$5,000,009	$(4,188,460)	$811,549

Condensed Statement of Changes in Stockholders’ Equity for three months ended June 30, 2021 (Unaudited)
Change in value of Common Stock subject to redemption	$375,680	$(375,680)	$—
Total Stockholders’ Equity	$5,000,002	$(4,564,140)	$435,862

Statement of Operations for the three months ended December 31, 2020 (Unaudited)
Weighted average shares outstanding of redeemable common stock	8,009,041	(8,009,041)	—
Basic and diluted net loss per common stock	$—	$—	$—
Weighted average shares outstanding of non-redeemable common stock	1,875,000	(1,875,000)	—
Basic and diluted net loss per common stock	$(0.04)	$0.04	$—
Basic and diluted weighted average shares outstanding, common stock	—	5,112,023	5,112,023
Basic and diluted net loss (income) per share, common stock	$—	$(0.02)	$(0.02)

Statement of Operations for the six months ended December 31, 2020 (Unaudited)
Weighted average shares outstanding of redeemable common stock	8,009,041	(8,009,041)	—
Basic and diluted net loss per common stock	$—	$—	$—
Weighted average shares outstanding of non-redeemable common stock	1,875,000	(1,875,000)	—
Basic and diluted net loss per common stock	$(0.04)	$0.04	$—
Basic and diluted weighted average shares outstanding, common stock	—	3,502,260	3,502,260
Basic and diluted net loss (income) per share, common stock	$—	$(0.02)	$(0.02)

Statement of Operations for the three months ended March 31, 2021 (Unaudited)
Weighted average shares outstanding of redeemable common stock	8,009,041	(8,009,041)	—
Basic and diluted net loss per common stock	$—	$—	$—
Weighted average shares outstanding of non-redeemable common stock	1,990,948	(1,990,948)	—
Basic and diluted net loss per common stock	$(0.05)	$0.05	$—
Basic and diluted weighted average shares outstanding, common stock	—	10,011,301	10,011,301
Basic and diluted net loss (income) per share, common stock	$—	$(0.01)	$(0.01)

Statement of Operations for the nine months ended March 31, 2021 (Unaudited)
Weighted average shares outstanding of redeemable common stock	8,009,041	(8,009,041)	—

Basic and diluted net loss per common stock	$—	$—	$—
Weighted average shares outstanding of non-redeemable common stock	1,913,085	(1,913,085)	—
Basic and diluted net loss per common stock	$(0.10)	$0.10	$—
Basic and diluted weighted average shares outstanding, common stock	—	5,646,205	5,646,205
Basic and diluted net loss (income) per share, common stock	$—	$(0.03)	$(0.03)

Statement of Operations for the year ended June 30, 2021
Weighted average shares outstanding of redeemable common stock	8,009,041	(8,009,041)	—
Basic and diluted net loss per common stock	$—	$—	$—
Weighted average shares outstanding of non-redeemable common stock	1,951,216	(1,951,216)	—
Basic and diluted net loss per common stock	$(0.29)	$0.29	$—
Basic and diluted weighted average shares outstanding, common stock	—	6,734,489	6,734,489
Basic and diluted net loss (income) per share, common stock	$—	$(0.08)	$(0.08)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Common Stock Subject to Possible Redemption (Restated – see Note 2)

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At June 30, 2021, the common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$80,090,410
Less:
Common stock issuance costs	(1,858,498)
Plus:
Accretion of carrying value to redemption value	1,858,498

Common stock subject to possible redemption	$80,090,410

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $1,858,498 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Net Loss Per Common Share (Restated, see Note 2)

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Common Stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, as described in Note 4, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 3,146,454 Common Stock in the aggregate. As of June 30, 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

		For the Period
		from December
		18, 2019
		(Inception)
	Year Ended	through
	June 30,	June 30,
	2021	2020
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$(561,449)	$(1,000)
Denominator:
Basic and diluted weighted average shares outstanding	6,734,489	1,875,000
Basic and diluted net income (loss) per common stock	$(0.08)	$(0.00)

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On January 1, 2020, the Company issued an aggregate of 2,156,250 shares of common stock (the "Founder Shares") to the Sponsor for an aggregate purchase price of $25,000. On September 30, 2020, LifeSci Holdings LLC transferred 215,625 Founder Shares to Chardan Healthcare Investments LLC, an investor in the Sponsor. The Founder Shares included an aggregate of up to 153,990 shares of common stock that remained subject to forfeiture by the Sponsor, following the underwriters’ election to partially exercise their over-allotment option so that the number of Founder Shares would collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On January 8, 2021, the underwriters’ election to exercise their remaining over-allotment option expired unexercised, resulting in 127,260 shares no longer subject to forfeiture and the forfeiture of 153,990 shares. Accordingly, as of January 8, 2021 and June 30, 2021, there were 2,002,260 Founder Shares issued and outstanding.

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

NOTE 7. COMMITMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Business Combination Marketing Agreement

The Company has engaged LifeSci Capital LLC and Ladenburg Thalmann & Co. Inc. (“Ladenburg Thalmann”) as advisors in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay LifeSci Capital LLC and Ladenburg Thalmann a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering, or $2,803,164, with 75% of such fee payable to LifeSci Capital LLC and 25% to Ladenburg Thalmann; provided that up to 33% of the fee may be allocated in the Company’s sole discretion to other third parties who are investment banks or financial advisory firms not participating in Initial Public Offering that assist the Company in identifying and consummating a Business Combination.

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

Common Stock — The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2021 and 2020, there were 2,002,260 and 2,156,250 shares of common stock issued and outstanding, excluding 8,009,041 and no shares of common stock subject to possible redemption, respectively.

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

NOTE 9. INCOME TAX

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

NOTE 10. FAIR VALUE MEASUREMENTS

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

The Company classifies its securities in the Trust Account that are invested in funds, such as Mutual Funds or Money Market Funds, that primarily invest in U.S. Treasury and equivalent securities as Trading Securities in accordance with ASC Topic 320, “Investments - Debt and Equity Securities. Trading Securities are recorded at fair market value on the accompanying consolidated balance sheets.

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

NOTE 11. SUBSEQUENT EVENTS

On October 4, 2021, the Company held a special meeting of stockholders (the “Special Meeting”), at which stockholders considered and adopted, among other matters, a proposal to approve the Business Combination, including (a) adopting the Merger Agreement and (b) approving the other transactions and matters contemplated by the Merger Agreement and related agreements as described in the Proxy Statement/Prospectus.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, following the Special Meeting, on October 6, 2021, the Transactions were consummated. In connection with the Closing, the Company changed its name from LifeSci Acquisition II Corp. to Science 37 Holdings, Inc. Holders of 2,299,493 shares of LSAQ’s common stock sold in its initial public offering exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from LSAQ’s initial public offering, calculated as of two business days prior to the consummation of the Business Combination, which was approximately $10.00 per share, or $23,003,944 in the aggregate. An aggregate of $23,003,944 was paid from the Company’s trust account to holders that properly exercised their right to have public shares redeemed, and the remaining balance immediately prior to the Closing of approximately $57.1 million remained in the trust account. The remaining amount in the trust account was used to fund the Business Combination.