Form 10-K/A
period 2021-06-30
Science 37 Holdings, Inc.
filed 2021-12-30
CIK 1819113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-39727

SCIENCE 37 HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-4278203
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

800 Park Offices Drive, Suite 3606 Research Triangle Park, NC	27709
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (984) 377-3737

Science 37 Holdings, Inc.

600 Corporate Pointe, Suite 320

Culver City, CA 90230

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

As of December 29, 2021, there were 114,707,150  shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Science 37 Holdings, Inc. (formerly known as LifeSci Acquisition II Corp.) (the “Company,” “we,” “our” or “us”) is filing this Amendment No. 2 to the Annual Report on Form 10-K, or this Amendment No. 2, to amend our Annual Report on Form 10-K for the period ended June 30, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on August 27, 2021 (the “Original Filing”) and subsequently amended on December 20, 2021 (“Amendment No. 1”), to update the address of our principal executive offices as reported on the cover page of the Original Filing and Amendment No. 1.

Except as described above, this Amendment No. 2 does not amend, update or change any other items or disclosures contained in the Original Filing and Amendment No. 1, and accordingly, except as described above, this Amendment No. 2 does not reflect or purport to reflect any information or events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing, Amendment No. 1 and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 2 also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV hereof is amended to include the currently dated certifications as Exhibits 31.1 and 31.2. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment No. 2.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) (3) Exhibits

The following exhibits are filed with this Amendment No. 2. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of May 6, 2021, by and among LifeSci Acquisition II Corp., LifeSci Acquisition II Merger Sub, Inc. and Science 37, Inc. (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on May 7, 2021).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on November 25, 2020).
3.2	By Laws (incorporated by reference to Exhibit 3.3 filed with the Form S-1/A filed by the Registrant on November 18, 2020).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on November 18, 2020).
4.2	Private Warrant Agreement, dated November 24, 2020 (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on November 25, 2020).
4.3*	Description of Securities
10.1	Letter Agreements, dated November 20, 2020, among LSAQ and LSAQ’s officers, directors and Initial Stockholders. (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on November 25, 2020).
10.2	Investment Management Trust Agreement, dated November 20, 2020, by and between Continental Stock Transfer & Trust Company and LSAQ. (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on November 25, 2020).
10.3	Stock Escrow Agreement, dated November 20, 2020, among LSAQ, Continental Stock Transfer & Trust Company and the Initial Stockholders. (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on November 25, 2020).
10.4	Registration and Stockholder Rights Agreement, dated November 20, 2020, by and between LSAQ and Initial Stockholders. (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on November 25, 2020).
10.5	Subscription Agreement, dated November 20, 2020, by and between the Registrant and LifeSci Holdings LLC. (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on November 25, 2020).
10.6	Administrative Services Agreement, dated November 20, 2020, by and between the Registrant and LifeSci Capital LLC. (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on November 25, 2020).
10.7	Sponsor Support Agreement, dated May 6, 2021, by and among LSAQ and LifeSci Capital LLC. (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on May 7, 2021).
10.8	Form of Science 37 Holders Support Agreement (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on May 7, 2021).
10.9	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on May 7, 2021).
10.10	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on May 7, 2021).
10.10	Form of Sponsor Lock-up Agreement (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on May 7, 2021).
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 filed with the Registration Statement on Form S-1/A filed by the Registrant on November 18, 2020)
21.1*	List of Subsidiaries
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

* Filed as an exhibit to the Original Filing on August 27, 2021.

** Filed herewith.

*** Furnished as an exhibit to Amendment No. 1 on December 20, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENCE 37 HOLDINGS, INC.

Dated: December 30, 2021	By:	/s/ David Coman
	Name:	David Coman
Chief Executive Officer (Principal Executive Officer and Authorized Signatory)