Form 10-K
period 2021-12-31
Science 37 Holdings, Inc.
filed 2022-03-22
CIK 1819113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number: 001-39727
____________________________
SCIENCE 37 HOLDINGS, INC.
____________________________
(Exact name of registrant as specified in its charter)

Delaware	84-4278203
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
800 Park Offices Drive, Suite 3606 Research Triangle Park, North Carolina	27709
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code: (984) 377-3737
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of Common Stock, $0.0001 par value per share	SNCE	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $82,092,670 based on the closing sales price on the Nasdaq Stock Market LLC as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 14, 2022, there were 115,493,635 shares of common stock, par value $0.0001 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, plans and prospects, existing and prospective products, research and development costs, timing and likelihood of success, and plans and objectives of management for future operations and results, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may impact such forward-looking statements include:
•expectations regarding the Company’s strategies and future financial performance, including its future business plans or objectives, prospective performance and opportunities and competitors, revenues, backlog conversion, products and services, pricing, operating expenses, market trends, liquidity, cash flows and uses of cash, capital expenditures, and ability to invest in growth initiatives and pursue acquisition opportunities;
•risks related to the Company’s technology, intellectual property and data privacy practices;
•risks related to the Company’s reliance on third parties;
•risks related to the general economic and financial market conditions; political, legal and regulatory environment; and the industries in which the Company operates;
•the ability to recognize the anticipated benefits of the Business Combination (defined below);
•the risk that the Company will need to raise additional capital to execute its business plan, which may not be available on acceptable terms or at all;
•limited liquidity and trading of the Company’s securities;
•volatility in the price of Science 37’s securities due to a variety of factors, including changes in the competitive and highly regulated industries in which Science 37 plans to operate, variations in performance across competitors and changes in laws and regulations affecting Science 37’s business;
•geopolitical risk and changes in applicable laws or regulations;
•the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors;
•operational risks;
•the risks that the COVID-19 pandemic, and local, state, and federal responses to addressing the pandemic, may have an adverse effect on our business operations, as well as our financial condition and results of operations; and
•litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands resulting therefrom on the Company’s resources.
The forward-looking statements contained in this Annual Report on Form 10-K are based on the Company’s current expectations and beliefs and are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, there can be no assurance that future developments affecting the Company will be those that the Company has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Forward-looking statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.
These risks and uncertainties include, but are not limited to, those factors described or incorporated by reference under the heading Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. The Company will not and does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as require by law.

Risk Factor Summary
Our business is subject to a number of risks, including those described in Item I, Part 1A. of this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:
•     Science 37 has a limited operating history on which to assess the prospects for Science 37’s business, Science 37 has generated limited revenue from sales of Science 37’s products and related services, and Science 37 has incurred losses since inception. As such, you cannot rely upon its historical operating performance to make an investment decision regarding Science 37. Science 37 anticipates that it will continue to incur significant losses for at least the next several years as it continues to commercialize its existing products and services and seeks to develop and commercialize new products and services.
•     Science 37 may need to raise additional funding to strengthen its core business, expand into additional markets, and extend the reach of its operating system. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital, when needed may force Science 37 to delay, limit or terminate Science 37’s product commercialization or development efforts or other operations.
•     The potential loss or non-renewal of Science 37’s contracts, any delay in its customers’ clinical trials or non-payment by its customers for services that Science 37 has performed, could negatively affect its business, results of operations and financial results.
•Science 37 depends entirely on the clinical trial market, and a downturn in this market could cause its revenues to decrease.
•Science 37 may face political, legal and compliance, operational, regulatory, economic and other risks associated with the international expansion of its operations that Science 37 does not currently face or that are more significant than in its domestic operations.
•     Science 37’s business depends on the continued effectiveness and availability of its information systems, including the information systems Science 37 uses to provide its services to its customers, and failures of these systems may materially limit its operations.
•     Science 37 relies on third parties for important products, services and licenses to certain technology and intellectual property rights, and there might be problems with such products or services or it might not be able to continue to obtain such products, services and licenses.
•Failure to comply with data privacy and security laws, regulations, and industry standards could have a material adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.
•     Science 37 incurs significant costs and obligations as a result of being a newly public company.
•     The market price of our common stock is likely to be highly volatile, and you may lose some or all of your investment.
•     Volatility in our share price could subject us to securities class action litigation.

Part I
Item 1. Business
Corporate History and Background
On October 6, 2021 (the “Closing Date”), Science 37 Holdings, Inc., a Delaware corporation (formerly named LifeSci Acquisition II Corp. or “LSAQ”, a publicly traded special purpose acquisition company) consummated a merger pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated May 6, 2021, by and among LifeSci Acquisition II Corp., LifeSci Acquisition II Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of LifeSci Acquisition II Corp. (“Merger Sub”), and Science 37, Inc., a Delaware corporation (“Legacy Science 37”).
Pursuant to the terms of the Merger Agreement, a business combination between LifeSci Acquisition II Corp. and Legacy Science 37 was effected through the merger of Merger Sub with and into Legacy Science 37, with Legacy Science 37 remaining as the surviving company and a wholly-owned subsidiary of LifeSci Acquisition II Corp. (the “Merger” and collectively with the other transactions described in the Merger Agreement, the “Business Combination”). On the Closing Date, LifeSci Acquisition II Corp. changed its name to Science 37 Holdings, Inc. (the “Company” or “Science 37”).
Unless the context otherwise requires, references to “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Legacy Science 37 prior to the Business Combination and to Science 37 Holdings, Inc. following the closing of the Business Combination.
Our common stock is listed on the Nasdaq Stock Market under the symbol “SNCE.”
Science 37’s Mission
Science 37’s mission is to accelerate clinical research by enabling universal access for patients and providers.
Science 37’s Vision
Science 37’s vision is to be the category-defining operating system that powers every clinical trial.
Overview
Founded in 2014, Science 37 pioneered the concept of agile clinical trials with a very simple premise: that clinical trials should begin with the patient. With approximately $195 billion spent annually in biopharmaceutical research and development and approximately $60 billion spent annually in serviceable clinical trials, Science 37 is disrupting a large market.
Today, Science 37 continues to be a leader in agile clinical trials and in supporting decentralization approaches to clinical trials. We believe Science 37 is uniquely positioned as an operating system with both end-to-end technology to enable agile clinical trials and specialized networks to orchestrate trial execution. We also believe that Science 37 has more scale to manage and more experience in conducting agile clinical trials than any other company, having executed more than 100 clinical trials with over 500,000 patients engaged to date. By bringing research to patients and providers more directly, Science 37 helps sponsors speed patient enrollment, enable better retention and increase accessibility for representative patient populations, all of which helps accelerate the development of potentially life-saving treatments through faster study timelines and a more diverse patient population. Compared to the traditional model, Science 37 has been able to initiate clinical trials up to four times faster, recruit patients up to 15 times faster and retain patients at up to 28% higher rates. Additionally, enrollment through Science 37 has resulted in up to three times more diverse participant pools, better representing the real world population. As the commercial value of a drug is highest prior to its patent expiry date, these efficiency gains are critical.
Science 37 is addressing an industry that it believes is ripe for disruption, with the clinical trial model having been largely unchanged over the past 60 to 90 years. The traditional clinical trial model relies on a network of physical clinical research sites for trial execution, requiring patients to travel to a site for each visit. The infrastructure required for each site to operate, in addition to the fragmentation that results from each site using their own processes and technology tools, has given rise to a myriad of challenges, including slow start up, poor enrollment, high patient drop-out rates, and lack of diversity, all of which affect the timelines to launch life-saving drug treatments for patients. Only about 8% of patients are approached to join a clinical trial because most do not live near a participating research site. About 19% of the patients recruited do not complete the full study. In parallel, only about 5% of providers participate in clinical research due to the high cost and low incentives to house clinical teams or send patients out of their practice for a clinical trial. In the end, approximately 85% of trials experience delays, 94% of them greater than one month, resulting in timelines as long as 13 years to launch drug treatments globally.
Through its direct-to-patient approach, Science 37 seeks to reduce the impact of the geographic barriers associated with conventional physical clinical trial sites, enable recruitment of virtually any patient, and provide patients with personalized support throughout the clinical trial journey. Science 37 believes that bringing the clinical trial directly to the patient addresses traditional-model problems around patient retention and engagement head on. Furthermore, Science 37 aims to offer a model for providers to seamlessly participate as investigators without all of the site infrastructure costs.
Science 37’s patient-centric model is powered by a category-defining clinical trial operating system and its team of approximately 600 employees with significant subject matter expertise. The backbone of the operating system is a unified technology platform, which is combined with Science 37’s specialized network of patient communities, on-demand telemedicine investigators, flexible mobile nurse networks, scalable remote coordinators and robust connected technologies.
•Technology Platform: Science 37’s full-stack technology platform is purpose-built for agile clinical trial execution and is designed to provide an end-to-end, single stop solution. The platform seeks to enable modern, digital approaches to clinical research by bringing together all parties, including the patient and trial investigators, nurses, coordinators and sponsors, to power workflows, centralize evidence generation and harmonize data. Configurable, pre-defined workflows ensure that patients and remote clinical trial teams remain in sync, enforce a standard operating process and facilitate ease of use, compliance and consistency. Science 37’s powerful data capture tools are designed to provide flexibility to support complex evidence generation. Virtually any assessment that is performed on paper can be digitized into Science 37’s platform. As soon as the information is submitted in the applications, data is automatically loaded into the platform with compliant audit trails and reporting for close monitoring throughout the study. Science 37 believes that its technology platform provides a common data infrastructure to enable the harmonization of data, both for internal monitoring and management as well as external data flows. Open Application Programming Interface (“API”) allows for the structured exchange of data in nearly real-time, including Electronic Data Capture (“EDC”) and Electronic Health Record (“EHR”) integrations. Architecturally, Science 37’s platform is cloud-based and multi-tenant with appropriate data segregation. Availability, scalability, and security are fundamental characteristics of the architecture.
•Specialized Networks: Science 37’s networks of patient communities, telemedicine investigators, mobile nurses, remote coordinators and connected devices are designed for the purpose of orchestrating agile clinical trials. Science 37 believes that these networks are unique in the agile clinical trial delivery space, and Science 37 has developed Standard Operating Procedures (“SOPs”) and comprehensive training on its proprietary methods of trial conduct. The power of Science 37’s networks is unlocked by its technology platform, which is designed to enable a centralized and unified clinical trial experience. Science 37’s networks continue to grow globally and across therapeutic areas to enable increasingly complex agile clinical trial designs.
•Extensive Configuration: Science 37’s operating system is highly configurable to support virtually any phase of clinical study and any indication. Science 37’s deep experience in executing agile clinical trials enables it to quickly and effectively activate its operating system to meet the specific needs of each customer.
Science 37 believes its strong relationships with its customers and its purpose-driven culture focused on democratizing clinical research have contributed to its rapid growth and strong repeat business. Science 37 forms close partnerships with its customers from the start, advising on best practices for clinical trial design all the way through execution. Science 37’s customers consist of large and mid-sized pharmaceutical companies, biotech companies, Contract Research Organizations (“CROs”) as well as academic institutions. Science 37’s numerous strategic collaborations, including its enterprise technology collaborations and its Science 37 Certified program, empower Science 37’s customers and enable Science 37 to deliver agile clinical trials at scale.
Science 37 believes the concept of agile clinical trials is at an inflection point, with significant growth opportunities ahead. Science 37 intends to continue to invest in its core business, geographically, commercially and technologically, to reinforce its position in the market. Science 37 plans to capitalize on its specialized networks and proprietary technology to continue to expand its offerings across key verticals - including CRO partnerships, electronic clinical outcome assessment (“eCOA”) capabilities, real-world evidence, clinical care and diversity in clinical research. Science 37 has further stressed the importance of diversity, having established a Diversity in Clinical Research Foundation aimed at making clinical trial research more accessible to underserved populations. Finally, Science 37 believes the future of clinical trials will continue to evolve to include agile and decentralization approaches in tandem with traditional approaches, on virtually every trial - requiring networks of traditional providers, telemedicine providers, mobile nurses and remote coordinators, as well as a flexible operating system to seamlessly navigate between the on-premise and off-premise experience while capturing all the data in one unified platform. Science 37 expects to continuously extend the reach of both its technology platform and specialized network accordingly.
Science 37 has experienced significant growth in bookings and revenues over a short period of time:
•Gross bookings increased $118.7 million, or 192%, to $180.5 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020.
•Average contract value in Science 37’s qualified funnel increased from $2.4 million for the year ended December 31, 2020 to $2.6 million for the year ended December 31, 2021.
•Net new customers remained strong at 15 for the year ended December 31, 2021 as compared to 21 for the year ended December 31, 2020.
•Revenues increased 151.4% from FY 2020 to FY 2021, from $23.7 million to $59.6 million, respectively.
•From FY 2020 to FY 2021, net loss increased from $(31.7) million to $(94.3) million, respectively, as the Company significantly increased its staffing levels, investment in technology, and its commercial infrastructure to enable more rapid expansion of its offerings across key verticals and new markets and to become a publicly traded company. Additionally, the net loss was negatively impacted by the change in fair value of the earn-out liability for the period following the Merger Closing Date to December 31, 2021.
Traditional Clinical Trial Operations Have Many Challenges
With redundant processes, excessive resourcing and multitudes of disparate technologies, the traditional clinical trial model faces a number of challenges, resulting in slow start up, poor enrollment, high patient drop-out rates, and lack of diversity, all of which can affect the timelines to launch potentially life-saving drug treatments for patients.
Central to the traditional clinical trial model is the establishment of a network of clinics, hospitals or hospital systems (commonly referred to as “sites”) across the countries of interest. It is from these sites the biopharmaceutical company who is sponsoring the study (known as the “sponsor”) collects evidence of drug efficacy.
To facilitate this network, as illustrated in Exhibit 1 below, the sponsor typically employs large teams or hires a Contract Research Organization (“CRO”) to identify which sites are the most promising in terms of ability to recruit patients into the study. Then, another team often conducts feasibility assessments by contacting each of these sites to determine its interest and number of patients it believes it will recruit. The site identification and feasibility teams often continue this process until there are enough sites to secure the number of patients needed to fulfill the study protocol requirements.
The site management team then typically contracts with each of the participating sites and trains the sites on the protocol before the sites can begin enrolling patients into the study. Once enrollment commences, on average 48% of these sites will fail to hit their patient recruitment targets and 11% will fail to enroll a single patient.
Each individual site or site network often has its own silo of processes, procedures, technology and staff to choreograph the patient visits, procedures and evidence generation required to determine efficacy of the investigational product. Much of the clinical data is captured on paper at the site and then re-entered into an Electronic Data Collection (“EDC”) system. To reduce re-entry error, clinical operations teams often deploy an eCOA solution to capture some of the more critical outcomes data; however, this usually entails procuring, programming, and shipping a data collection tool to each site or patient, and then coordinating return of the data collection tool at the end of the study.
Exhibit 1
To ensure that each of these sites apply consistent measurement techniques, are compliant with the protocol, and properly re-enter evidence into the system of record, the traditional clinical trial design requires clinical research associates to travel (often great distances) and audit each individual site regularly throughout the duration of the study.
All of this infrastructure is designed to enroll patients into the clinical trial as quickly as possible; however, only about 8% of eligible patients are ever even approached to join a clinical trial, because most do not live near a participating research site. Only about 14% of all patients who are recruited into clinical research studies come from communities of color, creating a sample that does not represent the commercial patient population which is about three times greater. Then, about 19% of the patients recruited fail to matriculate through the full study.
In the end, approximately 85% of trials experience delays, 94% of them greater than one month, resulting in timelines as long as 13 years to launch drug treatments for patients globally.
Agile Clinical Trials Start with the Patient
Since its founding in 2014, Science 37 has championed the agile clinical trial model. Agile clinical trials recruit patients into clinical trials independent from a given site (often via media or referrals from patient associations, providers, pharmacies and payers). These patients are serviced by remote coordinators, telemedicine investigators, and mobile nurses who conduct visits from the comfort of the patient’s own home, eliminating the dependency on a physical site for clinical trial execution. Agile clinical trials can range from being fully virtual, in which all visits occur outside of an investigational site, to hybrid, in which a portion of the trial is conducted remotely.
Benefit for Patients: The Science 37 model is designed to remove the geographic barriers associated with traditional sites and enable recruitment of virtually any patient, in contrast to only about 8% of the eligible population that has ever been reached through the traditional model. In addition, Science 37 offers a patient-first approach, with easy-to-use technology for data collection, telemedicine for remote visits, and home visits planned around the patient’s schedule. This approach to bring the clinical trial directly to the patient’s home seeks to address historical problems around patient retention and engagement.
Benefit for Providers: The agile model aims to address system constraints to participate in research for providers as well. Today, only approximately 5% of providers participate in clinical research due to the high cost and low incentives to house clinical teams, establish in-house SOPs and invest in technology.
Science 37 offers a model for providers to seamlessly participate as investigators without the typical infrastructure cost. Science 37 provides easy-to-use technology for workflow orchestration, evidence generation and data harmonization; remote site staff to enable high quality trial conduct; and training and support from Science 37’s agile clinical trial experts.
Benefit for Sponsors: Coupled with unified SOPs and a technology platform to directly capture all data electronically, Science 37 believes that this agile clinical trial approach eliminates the need for clinical research associates to fly around the world to compensate for disconnected processes, procedures and manual re-entry of data that is typical of a traditional site network. In addition, as illustrated in Exhibit 2 below, it aims to eliminate the need for the infrastructure required to identify sites, conduct site feasibility, site contracting and training, so that sponsors can move directly to patient enrollment and evidence generation, saving both time and money. Additionally, the agile clinical trial model enables access to a larger patient population along with a less burdensome participation experience, all driving toward improved recruitment and retention and, ultimately, more time savings for sponsors.
Exhibit 2

Agile Clinical Trial Workflow
Site Identification
Site Feasibility
Training
Contracting
& Approvals
Enrollment
Data Collection
Direct Enrollment
& Data Collection
Science 37
Months
1
2
3
4

Utilizing the agile clinical trial, patient-centered design approach, Science 37 has been able to start up trials up to four times faster, enroll patients up to 15 times faster, and retain patients at up to 28% higher rates, which are critical in the drug development process given that the commercial life of a drug is limited by its patent expiry date. If a typical drug can get to market three months earlier, it is estimated that between $54 million and $720 million of additional revenue can be generated over the life of that drug.
In addition to speed and patient retention, Science 37 has generated three times the participation from diverse patient communities, which not only represents a more socially conscious solution, but also one that takes into account a more representative sample that is more predictive of how a drug will act in the true commercial population that will be using the drug.
Disrupting a $195 Billion Total Addressable Market
Global annual research and development spending has increased from $33.4 billion in 1993 to current annual spending of approximately $195 billion, growing at a 4% to 5% compounded annual growth rate (“CAGR”). Based on its management team’s experience and knowledge of this market, Science 37 estimates that approximately 31% of this spending will be outsourced, resulting in a serviceable available market of approximately $60 billion. Science 37 expects this serviceable available market to grow at an approximate 6% CAGR over the next five years. See “Risk Factors — Risks Related to the General Economic and Financial Market Conditions and the Industries in which Science 37 Operates — Science 37’s estimate of the market size for its products and services may prove to be inaccurate, and even if the market size is accurate, there can be no assurance that its business will serve a significant portion of the market.”
Exhibit 3
As illustrated in Exhibit 3 above, this current market is largely being serviced today by CROs (50%), home health vendors (17%) and Recruitment & eClinical solutions (33%).
•CROs provide sponsors with an outsourced suite of research services for clinical trial execution from drug conception through approval, including but not limited to trial feasibility and design, site selection, study startup and execution, biostatistics and submission support.
•Home health vendors typically provide medical staff that visit patients directly in the home to collect trial related data points, such as mobile nurses, physicians or phlebotomists.
•Recruitment and eClinical solutions provide point technology solutions often for the purpose of enabling data collection.
Science 37 believes it is well-positioned to benefit from several market trends, including outsourcing and clinical trial technology adoption:
•Outsourcing: Outsourcing has steadily increased over the last decade and remained consistent through the pandemic. Outsourcing trends are driven by biopharmaceutical companies’ desire to focus on core expertise and avoid capital intensive investments; comply more easily with global regulatory requirements; and realize cost efficiencies in trial conduct. Outsourcing as a percentage of total development spending by biopharmaceutical companies continues at 49%, compared to 36% in 2011 and 21% in 2001. CROs and sponsors expect outsourcing for early-stage and late-stage development (which includes real-world studies) to jump to 56% and 61%, respectively, within three to five years.
•Technology Adoption: Biopharmaceutical companies are increasingly bringing technology workflows and solution capabilities into the decision making process for trial execution support. In addition to Artificial Intelligence and big data, APIs for connectivity, real world evidence and wearable tech are of high focus for target investment areas. The increased investment and adoption of these technologies is expected to result in additional use in clinical trials, accelerating adoption of agile decentralized clinical trials.
Acceleration of Agile Clinical Trial Adoption
Much of the growth in agile clinical trials was catalyzed by the COVID-19 pandemic in early 2020 and, eventually, nearly all clinical research sites were completely shut down. The U.S. Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”), and other foreign regulatory authorities have issued guidance directing sponsors to implement agile clinical trial and decentralization approaches in order to maintain study continuity, and endorsed such techniques as viable, long-term solutions for study design and evidence generation. During this time, the traditional clinical trial model became largely inoperable, while Science 37 was able to continue to execute most of its studies without disruption.
The overall uptick in the adoption of agile clinical trials and decentralization approaches has been widely recognized and confirmed by industry leaders. According to an Industry Standard Research (“ISR”) survey of biopharmaceutical executives commissioned by Science 37, more than 60% indicate that their respective company conducted a clinical trial using at least some agile or decentralized clinical trial elements within the last year, with 4% reporting they conducted a fully virtual decentralized clinical trial. More than 80% expected to conduct a clinical trial using at least some agile and decentralized clinical trial elements in 2021, with close to one-in-six of these studies expected to be fully virtual, representing a 325% increase in fully virtual clinical trials conducted compared to 2020.
Over 95% of pharmaceutical executives agree that the agile and decentralized clinical trial technologies and methodologies adopted during the pandemic are here to stay. In the ISR survey, 17% of participants expected the increased adoption to fully remain; 26% expected adoption to further increase; 57% expected some elements to remain; and none of the participants expected adoption to revert to pre-pandemic levels once COVID-19 is under control.
Based on an industry survey of R&D decision makers, the majority of pharma and CRO companies are investing in efforts to accelerate decentralized clinical trial adoption, namely adopting patient facing technologies (64%), redesigning trial protocols (63%), and adopting investigator facing technologies (53%).
However, according to the ISR survey, 60% of sponsors indicate they have no infrastructure to execute decentralized clinical trials, making an outsourced operating system, such as Science 37’s, critical to clinical trial success.
Science 37 Agile Clinical Trial Operating System™ (“OS”)
Science 37’s patient-centric model leverages Science 37’s proprietary Agile Clinical Trial Operating System™ (“OS”), the backbone of which is Science 37’s technology platform, which is combined with Science 37’s specialized network capabilities.
Unified, Full-Stack, End-to-End Technology Platform
Science 37’s technology platform serves as the core of its operating system, designed to provide an end-to-end solution for trial execution. The platform aims to enable modern, digital approaches to clinical research by bringing together all participants to unify workflows, centralize evidence generation and deliver data harmonization.
Workflow Orchestration
Science 37’s technology platform offers a unique and effective user experience to orchestrate agile clinical trials. The workflow for each of the participants - the patient, the investigator, the nurse and the coordinator - has to be carefully choreographed to ensure simple, high quality and seamless interactions.
Patients use study-specific clinical trial landing pages to learn about clinical trials and sign up to participate. They create an account via the Science 37 web interface or by downloading a mobile application through which they are able to consent to participate. The mobile application is available in both iOS and Android and can be used on a personal smartphone; Science 37 can also ship a provisioned device if needed. Over the course of the clinical trial, patients engage via the Science 37 platform to seamlessly connect with the investigator and the rest of the clinical trial team. The platform is used for all clinical trial participation, including data collection, telemedicine visits, tracking appointments and communication with the clinical trial team. Over the course of the clinical trial, Science 37 employs proprietary Customer Relationship Management (“CRM”) capabilities for automated and efficient recruitment and retention practices.
Science 37’s technology platform is designed to enable clinical trial-specific workflow configuration, enforcing SOPs across all clinical trial investigators and facilitating ease of use, compliance and consistency. The platform lays out all visits, assessments and procedures, essentially prescribing the necessary steps, so investigators can quickly conduct appropriate actions in accordance with the clinical trial schedule of assessments. The platform progresses with each patient visit, so the investigator knows exactly where the patient is in the clinical trial journey and there is little ambiguity around what must occur in each patient visit. Furthermore, platform workflows aim to enable easy data review and approvals, with appropriate guardrails and signature requirements for increased compliance. By comparison, in the traditional model, a clinical trial site is typically given instructions for the procedures required at each visit, but is subject to their own processes and technology, resulting in an increased risk of poor compliance and thus the need for clinical research monitors to conduct regular on-site audits.
Through the Science 37 technology platform, Science 37 believes that investigators are able to perform all necessary clinical trial activities including conducting telemedicine visits and completing eCOA. Medical records can be pulled in from the patient’s EHR system via API automation, enabling expedited review of medical record information. Workflows also seek to provide easy tracking of Serious Adverse Events, Adverse Events and progress notes over the course of the clinical trial.
The nurse workflows are designed for high quality clinical coordination at every step. More specifically, the platform supports Investigational Medicinal Product (“IMP”) management, collecting lab data and the ability to input Clinician Reported Outcomes (“ClinROs”). Mobile nurses access the technology platform through mobile devices, enabling data collection easily in remote locations. Remote coordinators have the ability to schedule home visits, as well as coordinate scheduling across Science 37’s network of mobile nurses or nurses that may be facilitated by a sponsor, CRO or third-party home health provider.
The remote coordinator experience is centered around the ability to provide a concierge patient experience. The coordinator is able to manage the logistics of the clinical trial, including managing nurses, scheduling telemedicine or home visits, and the overall visit calendar providing maximum scheduling flexibility for the patient, allowing visits to occur at the most convenient time including evenings or weekends. The coordinator workflows support the telemedicine investigator as well, with coordinators completing assessment and direct data entry in concert with the investigator.
Finally, all workflows are supported for global conduct. This includes translation of the full patient experience in over 40 languages, including right-to-left languages. The technology platform also supports language translations for nurses, investigators, and coordinators in over 20 languages.
Evidence Generation
The Science 37 platform is designed to generate high quality evidence. With built-in configurations, virtually any assessment that is performed on paper can be digitized into Science 37’s operating system. Evidence generation includes patient reported evidence, clinical conduct evidence, device and wearable evidence, and real-world evidence. As soon as the information is submitted in the application, whether from a patient or another role, the data is automatically locked into the platform with a timestamp for audit purposes. Compliant audit trails and reporting allow for close tracking of data capture throughout the study. Digitizing evidence generation eliminates the need for manual data re-entry, associated data integrity risk or need for validation by clinical research associates on-site.
Patient evidence is captured through the mobile application, including electronic Patient Reported Outcomes (“ePRO”), Quality of Life assessments (“QOL”), health status information and symptom reporting. Notifications through the mobile application allow for compliance with clinical trial schedules of assessments. The Science 37 platform enables clinical conduct through digital means, including Remote eConsent, eSource, and ClinROs. Real world evidence can be supported by the Science 37 platform, including long-term follow-up studies, post-marketing safety, longitudinal data aggregation or observational assessments. Finally, device and wearable data can be supported, enabling remote monitoring and ongoing data collection (for example, looking at captivity or sleep monitors).
Data Harmonization
The Science 37 platform seeks to provide a common data infrastructure to support the harmonization of data, both for internal monitoring and management as well as external data flows.
Science 37’s rapid trial builder feature is designed to accelerate clinical trial start-up times with an easy-to-use, nocode end-user interface and form libraries that can be used to configure study-specific user permissions, clinical trial workflows and data capture assessments. Built-in previews allow users designing the clinical trial to confirm rendering across mobile and desktop devices. Unlike many data capture platforms, new assessments can be built significantly faster than traditional means and, due to Science 37’s modern infrastructure, updated in real-time, with verified changes immediately propagated across all applications. All improvements to the platform are made under strict change control, are validated using

Computer System Validation best practices and pass User Acceptance Testing before being deployed to production. Finally, the platform allows for appropriate monitoring and oversight including remote monitoring capabilities, query management and real-time performance analytics.
Science 37’s technology infrastructure is also designed to enable seamless data flows and analyses. Open APIs allow for the structured exchange of data in near real-time, including EDC and EHR integrations. A sponsor may use an EDC to centralize data captured across sites, in addition to data collected via Science 37. Science 37’s platform integration capability eliminates the need for re-entry from Science 37 to EDC, removing this data integrity risk and providing sponsors with visibility into clinical trial data in near-real time as it is captured in Science 37’s platform. EHR integrations in the Science 37 platform allow for the immediate retrieval and centralization of a patient’s up-to-date and comprehensive medical records in the platform, providing investigators with a holistic view of a patient for clinical trial eligibility and conduct. Finally, the Science 37 technology platform supports broader data aggregation and analysis to support real-world data studies, including tokenization capabilities to allow for the de-identification of patient data across other large, diverse data sets, including medical records, claims, lab data, consumer data and more, to be combined with Science 37-captured data, so patients can be tracked over longer periods of time across multiple health data inputs.
Architecture, Security and Compliance
Science 37’s platform is a cloud-based software platform hosted by Amazon Web Services. Availability, scalability, and security are fundamental characteristics. The platform leverages a multi-tenant architecture where data is segregated between tenants. Science 37 takes a Security by Design approach to development and operation of the platform. Software engineering is performed in compliance with Open Web Application Security Project (OWASP) secure coding standards. Risk is managed through a combination of security tools and SOPs that require a complete risk assessment of the platform prior to a production release. Science 37 employs a layered defense model to mitigate the risk related to malicious activity. Access to the platform is restricted to authenticated users using multi-factor authentication. Role-based access controls are enforced to restrict access to functionality and data so that only the appropriate users have access. All activity on the platform is logged and monitored to rapidly identify and respond to high-risk user behavior.
The platform is routinely subject to internal and third-party audits by Science 37’s customers in which the platform is assessed against Science 37’s security SOPs. The platform was designed and is maintained with consideration of FDA’s 21 CFR Part-11 regulations and related guidance, which address electronic documentation and signatures, and validation expectations, for records subject to FDA oversight. The platform is also designed to comply with HIPAA and General Data Protection Regulation (“GDPR”) privacy standards. Science 37 operates product engineering functions in accordance with International Conference on Harmonization (“ICH”) Good Clinical Practice (“GCP”) guidelines and prioritizes compliance with applicable laws, regulations, and regulatory requirements and guidance relating to data protection and privacy globally including, but not limited to, the GDPR.
Specialized Network Capabilities
Science 37’s specialized network consists of patient communities, telemedicine investigators, mobile nurses, remote coordinators and connected technologies and devices. Each aspect of these networks work seamlessly with Science 37’s technology platform and is designed for the purpose of orchestrating agile clinical trials. Science 37’s networks continue to grow to power increasingly complex agile clinical trial designs.
Patient Communities
Without the geographic restrictions of a brick and mortar site, Science 37 targets patients who are interested in participating in research without regard to location. This enables greater access to diverse patient populations including those who are not located near traditional clinical trial sites as well as those for whom traveling to a physical location might present a barrier to participation.
Science 37 utilizes an adaptive approach, powered by Science 37’s in-house clinical experts and data driven marketing plans, to deliver effective, efficient and seamless engagement campaigns. Science 37 regularly accesses its patient database of more than 500,000 patients to conduct feasibility surveys in advance of planning its outreach campaigns. The Company combines targeted patient research with deep clinical and marketing expertise to develop comprehensive strategies, tactical communication and outreach plans for each study.
Science 37 uses diversified, multi-channel programs to identify patients who fit the profile for each of its projects. This includes Science 37’s database of opted-in individuals interested in clinical research. Digital media supports the targeting of the right messages for the right audience at the right time and Science 37 uses artificial intelligence and machine learning to target its outreach to attract individuals who are the most likely to participate in the study. Additionally, Science

37 partners with its global network of healthcare providers to identify and recruit participants based on medical criteria. Through Science 37’s network it is able to identify specific providers who are best suited to bring on potentially eligible participants, and work hand in hand through the recruitment process. Finally, Science 37 has a series of partnerships that help ensure it is able to target patients through trusted channels. This includes partnerships with large national pharmacies, labs and health plans who have processes in place to refer highly qualified participants to clinical research studies, as well as large digital health portals with access to broad audiences.
Identifying patients is only the beginning of the journey. Science 37’s specialized team of patient engagement coordinators follow up with patients by phone, email and text/SMS to guide them through the pre-screening process, answer questions and support them as they consider study participation. The patient engagement coordinators utilize Science 37’s technology to create a personalized journey for patients to help bring awareness, educate and assess fit for clinical trial participation. Science 37’s model is flexible and reduces drop off in patient interest by ensuring rapid patient follow-up and allowing for warm hand offs from providers and other partners to create a seamless patient experience.
Telemedicine Investigators
Science 37’s network of telemedicine investigators are sourced on demand and across any therapeutic area and geography, which enables Science 37 to access patients from virtually anywhere. Science 37’s U.S. investigator network allows Science 37 to consent, enroll, and support study participants in any state and Washington D.C. The Science 37 global investigator network comprises independent GCP-trained investigators in Canada, Europe and Asia Pacific as well as telemedicine-based investigators who work with Science 37 through a broader institutional partnership model.
All Science 37 investigators are board-certified in their chosen therapeutic specialties and have appropriate medical licensure and certifications. All Science 37 investigators go through rigorous investigator onboarding and training on Company SOPs, GCP/ICH guidelines, FDA and other applicable regulations (global, state, etc.). They are also trained on the Science 37 platform. This training ensures they have the necessary clinical research foundation to be effective agile clinical trial expert investigators.
Investigator oversight responsibilities for an agile clinical trial are the same as those at brick and mortar sites, and are facilitated through the Science 37 study team and organizational personnel, along with the Science 37 technology platform. Through role-based permissioning, investigators have real-time access to all study data in the platform, which ensures participant safety and data integrity.
Mobile Nurses and Other Home Health Providers
Science 37 has an expansive global network of specially trained, mobile nurse providers who complete procedures within the participants’ homes and collect study data directly in the Science 37 platform. Science 37’s core nurse team consists of licensed RNs or providers with equivalent ex-U.S. credentials.
Science 37 mobile nurses are specially trained to complete procedures and capture data within participant homes. Depending on the study, mobile nurses may complete the collection of vitals, blood draws and other activities. Additionally, mobile nurses may take part as facilitators of physical exams, which can be performed by study investigators via telemedicine. Mobile nurses may also facilitate the unpacking, packing, and shipping of IMP in participants’ homes, as well as administration of IMP. Certain data collection and source documentation activities may also be completed by mobile nurses, as required for the study.
Science 37 mobile nurses operate under a single set of SOPs to create patient-focused and repeatable experiences. To ensure the highest and consistent quality, mobile nurses complete a mandatory, comprehensive training program, which includes remote and occasional in-person activities with a member of Science 37’s Medical Affairs team. Essential clinical skills required for specific protocols are validated through a robust demonstration and evaluation process. All mobile healthcare providers must demonstrate the ability to perform the tasks/skills independently and proficiently before being assigned to a Science 37 study.
In addition to mobile nurses, Science 37’s network includes additional mobile providers such as occupational therapists, physician assistants and nurse practitioners.
Remote Coordinators
Science 37’s remote coordinators choreograph Science 37’s clinical trials virtually. They are highly trained in the realm of clinical research as well as agile clinical trials. They ensure that all of Science 37’s processes are confirmed and consistent. Unlike some traditional site networks, where each site has their own processes, Science 37 uses standard processes across all remote coordinators for every clinical trial that utilize its services.
The remote coordinator fulfills the requirements for clinical trial execution, i.e., consenting, screening, enrolling participants, scheduling study visits, data entry, etc. Furthermore, remote coordinators orchestrate patient activity in all phases of the clinical trial and are responsible for the continued engagement of study participants in clinical trials under the supervision of the investigator. All remote coordinators are trained on compliance requirements and expectations under Science 37 SOPs, GCP/ ICH guidelines, FDA laws and regulations and other applicable requirements (supranational, state, etc.). Finally, the remote coordinator is a key member of the Study Management Team, actively contributing to and meeting clinical trial execution goals and timelines, ensuring compliance with the study protocol, and ultimately securing a successful project.
Connected Devices
Science 37 connects into clinical devices to be able to support clinical data generation in a robust fashion. Science 37 has demonstrated the use of technologies and devices in clinical trials, with use cases ranging from occasional data to serial data collection. Examples include accelerometers, smart pill boxes, glucometers, blood pressure cuffs, ECGs, heart rate monitors and more.
Three Offerings Enabled by Extensive Configuration
Science 37 derives its revenues primarily from two sources: (i) contractual arrangements to enable and enhance clinical trials through technology and/or services (Full Decentralized Clinical Trial and Metasite), and (ii) licensing of its proprietary Technology Platform to a variety of life science institutions. Science 37 focuses on three offerings, all with Science 37’s clinical trial operating system serving as the foundation:
1.Full Decentralized Clinical Trial. In this offering, Science 37 is the sole provider delivering for a sponsor. Science 37 is performing the entire clinical trial on its technology platform, including orchestrating all of the visits and activities.
2.Metasite. In this case, Science 37 acts as a virtual site to supplement a network of traditional sites. Science 37 leverages its technology platform and orchestrates the clinical trial, but is responsible for only a portion of the total patients associated with a clinical trial.
3.Technology. Science 37 is not conducting the trial, nor is it a Metasite, but configures the technology to support patient engagement, remote eConsent, eSource (eCOA, eCRF), telemedicine and/or 3rd party integrations as part of a broader trial solution. Science 37 has a Software-as-a-Service (“SaaS”) option should the sponsor or CRO wish to deploy the technology themselves. Science 37 also has a “Technology Plus” model, in which specialized networks can be added to the technology solution, including patient communities, telemedicine investigators, mobile nurses, remote coordinators and connected devices.
This level of agility and high configuration capability enabled by Science 37’s specialized network of patient communities, on-demand telemedicine investigators, flexible mobile nurse networks, scalable remote coordinators and robust connected technologies enables Science 37 to support any phase of clinical study and nearly all indications.
Science 37’s Customers
The configurability of the Science 37 operating system allows Science 37 to meet the needs of each customer in a customized manner. Science 37’s platform accounts for the trial design, number of participants, therapeutic area, study complexity and use of home visits and electronic assessments for remote data capture. Science 37 is recognized as the leader in agile clinical trial solutions among its customers, providing a leading offering rooted in strong experience, and an architect of the future clinical trial design.
Science 37’s customers consist of large and mid-sized pharmaceutical companies, biotech customers, CROs as well as academic institutions. For the year ended December 31, 2021, three customers (PPD Development, L.P., Freenome Holdings, Inc., and Adagio Therapeutics, Inc.) each individually represented greater than 10% of revenue. For the year ended December 31, 2020, three customers (Boehringer Ingelheim, Freenome Holdings, Inc. and PPD Development, L.P.) each individually represented greater than 10% of revenue.
As demand for Science 37’s capabilities has expanded, so has the depth and breadth of Science 37’s customer relationships. Science 37 has seen a 9.8% increase in average contract value in its qualified pipeline, from $2.4 million in the year ended December 31, 2020 to $2.6 million in the same period of 2021. Science 37 booked contracts with 15 new customers during the year ended December 31, 2021. On a dollar basis, Science 37’s total qualified pipeline has grown 65.0% across Phase II and Phase III trials during the year ended December 31, 2021 since the prior year end. Science 37’s representative bookings during the year ended December 31, 2021 demonstrate the diversification in its business, with trials across all three offerings, a wide range of indications, diversity across Phases II through IV, US only and global, and contract values up to $22.6 million.
The majority of Science 37’s contracts with its customers range in duration from a few months to several years. Science 37 generally receives compensation based on measuring progress toward completion using anticipated project budgets and direct labor and prices for each service offering. In addition, in certain instances, a customer contract may include forms of variable consideration such as incentive fees, volume rebates or other provisions that can increase or decrease the transaction price. This variable consideration is generally awarded upon achievement of certain performance metrics, program milestones or cost targets. Most of Science 37’s contracts can be terminated by the customer without cause with a 30-day notice. In the event of termination, Science 37’s contracts generally provide that the customer pay Science 37 for: (i) fees earned through the termination date; (ii) fees and expenses for winding down the project, which include both fees incurred and actual expenses; (iii) non-cancellable expenditures; and (iv) in some cases, a fee to cover a portion of the remaining professional fees on the project.
Competition
Science 37 competes at the intersection of companies that orchestrate clinical trials and companies with technology to support the orchestration of clinical trials.
Along the clinical trial orchestration dimension, CROs are typically engaged to execute the full trial on behalf of sponsors. Since CROs are predominantly service companies that are designed to orchestrate traditional, site-based clinical trials, technology is usually not core to their business, so they typically license these capabilities. In addition, the agile clinical trial model requires significantly different processes and SOPs than are utilized for traditional clinical trials, creating internal barriers to shifting models. While some CROs refer to Science 37 as a competitor, Science 37 views CROs as potential partners and a sales channel. This enables CROs to leverage Science 37’s operating system to help manage the shift in the industry to more agile, remote, decentralized trials. Science 37 has demonstrated its success with this strategy through its partnerships with and associated revenue from PPD and Syneos, and continues to engage additional CROs through the Science 37 Certified program. Other categories of potential competitors along the orchestration continuum include clinical home health and site management companies, neither of which typically own technology and manage only a fraction of what CROs typically manage.
On the other end of the spectrum are companies who provide technology solutions to support clinical trials. The vast majority of these companies, known as eClinical companies, are focused on making the traditional site model more efficient. Many of these companies have unique capabilities that can plug into Science 37’s operating system and, as such, have become partners, including physIQ Inc, Signant Health, ERT and AI Cure.
There are a handful of smaller companies who provide technology to enable decentralized clinical trials such as Medable and Thread. These companies have not existed as long as, and have not invested as much in their platforms, as Science 37 has. There are also full-suite technology players such as Veeva, Oracle and Medidata with more traditional, site-based solutions that may wish to compete with Science 37 in the future. Since none of these companies own similar specialized networks, have experience orchestrating agile clinical trials or have the same feedback loop as Science 37 to inform the user experience, Science 37 believes it has created a significant, long-term competitive advantage.
There are emerging players that have less developed orchestration and technology capabilities that are trying to emulate the Science 37 model; however, they are several years behind Science 37 and do not possess the same scale.
Social Responsibility: Democratizing Clinical Research
Social responsibility is core to Science 37’s mission-oriented corporate culture. Science 37 was founded to address structural hurdles in today’s clinical landscape that drive low patient and provider participation and result in slow timelines in getting life-changing therapies to market. Science 37’s model is designed to empower the patient while deeply engaging the clinical trial team of investigators, nurses, and coordinators, in order to disrupt the traditional trial delivery system and ultimately drive better outcomes.
Culture and Employees
As of December 31, 2021, Science 37 had 601 employees. Science 37 also maintains flexibility in staffing through use of contractors and consultants. Science 37’s employees are integral to the success of the Company. With their support,

Science 37 has built a work environment based on mutual trust, high collaboration and inclusion, which provides opportunities for continued growth and exceptional performance. Science 37 believes that its commitment to building a great company centered around its people has accelerated its path in disrupting the status quo.
Science 37 recruits new employees that wish to pursue its mission to democratize clinical research, enabling it as a care option for everyone, everywhere. Equally, Science 37 looks for employees who are passionate in the pursuit of its vision to define the category and be the operating system to enable any and every trial.
Science 37 holds itself to four core values to guide its actions:
•Intentional Focus: Science 37 has a clear North Star in its mission and vision. Science 37 is explicit regarding the market it is pursuing and in its value proposition to address that market. Science 37’s employees are given SMART (Specific, Measurable, Attainable, Relevant and Time-Bound) goals on which to base their activities, and are intentional about focusing on ways to deliver efficiently.
•Breaking Barriers: Science 37’s commitment to breaking barriers every day has resulted in creative thinking and a persistent pursuit of new, robust solutions across process, technology, partnerships and organizational design that enable Science 37 to push the boundaries of the status quo. Science 37’s employees think differently, are empowered to make decisions and achieve transformational results.
•Making a Difference: Making a difference captures the action-mindedness of Science 37’s culture. It embodies the constant pursuit of better outcomes through commitment, sweating the details, ensuring clear lines of accountability, and adding a personal touch that builds better relationships. It is a pursuit of excellence, not only by each individual themselves, but also supporting colleagues to help everyone reach higher standards, all of which creates a virtuous cycle toward better outcomes.
•Gratitude and Respect: Most importantly, Science 37’s leaders, managers, and individual contributors take the time to say “thank you” for a job well done, for bold decision making and for supporting each other in the pursuit of its common goals. Science 37 treats others how it would like to be treated, and promotes gratitude and respect in all its interactions with its customers, its patients, and one another.
Science 37 has built its culture by recruiting and developing employees who are passionate about the Science 37 mission and its values. Science 37 strongly supports diversity efforts through its hiring process, employee training and awareness, and continues to foster professional growth opportunities within its diverse employee base. Science 37 has a collaborative and supportive remote work environment that encourages retention and engagement.
Science 37 is a performance-driven environment, and provides employees with goals and objectives aligned with driving customer success and shareholder value. Science 37 has a competitive pay practice, including performance-based awards for the purpose of attracting, retaining and motivating employees, executive officers and directors. None of Science 37’s employees are represented by a labor union, and it has never experienced a work stoppage.
Quality
Science 37 is profoundly dedicated to providing the highest level of clinical and operational quality. In Science 37’s culture of quality, every employee is dedicated to protecting and improving the experience of all stakeholders (patients, providers, CROs, sponsors and more) in clinical research. Quality is woven into every step - what Science 37 calls the ‘Science 37 Way’ - to ensure that trial planning and conduct meet Science 37’s commitments to all stakeholders from initial contact of a prospective sponsor to the final closeout of a study.
Contact to Kickoff: From the moment of first contact with a prospective sponsor through the deal process, and project initiation, Science 37’s team of subject matter experts, including medical directors, therapeutic heads, technologists, clinical operations and procurement, undertake in-depth and detailed solutioning for each project. To minimize risk and ensure confidence and quality, Science 37 accounts for its previous learnings, leveraging its knowledge base around best practices by phase, therapeutic area and protocol construct. Science 37 conducts risk planning from the onset, outlining assumptions, potential risks, and detailed mitigation plans, which Science 37 corroborates with its customers during a highly formalized kickoff meeting to ensure alignment, minimize ambiguity and forge a partnership in support of quality.
Kickoff to Conduct: After a formal kickoff meeting, as Science 37 prepares for project initiation, its cross-functional team works in lockstep to ensure they plan across every dimension. Science 37 develops project-specific execution plans to ensure alignment and proper escalation paths, and tracks progress against predefined operational and quality metrics. Science 37 leverages tools that reflect its experience in delivery, such as its detailed RACIs and step-by-step operational flows, which enable it to startup trials efficiently, in compliance and in accordance with its customer kickoff discussions.

As part of conduct readiness, Science 37 Study Teams undergo training on all its SOPs, GCP/ICH guidelines, FDA regulations, data privacy, diversity and any other applicable topics related to both broader trial conduct and study-specific conduct. Additional periodic training is conducted to ensure comprehension. Science 37 investigators are board-certified in their chosen therapeutic specialties and have appropriate medical licensure and certifications. All Science 37 investigators go through rigorous investigator onboarding and training on company SOPs, GCP/ ICH guidelines, FDA and other applicable regulations. Similar certification is required of Science 37’s nursing network, and similar training is required across all other trial team roles.
Conduct to Closeout: In the third and final stage, Science 37 follows its detailed SOPs to ensure it stays compliant and can pivot as the trial progresses. Patient safety remains Science 37’s top priority. Science 37’s policies govern how it operates in all patient-centric touchpoints, particularly in the development of its technology platform and conduct of research; regular training for its employees ensures compliance with these processes. Science 37 is governed by a holistic Quality Management System (QMS) that meets the requirements of 21 CFR 820 Subpart B - Quality System Requirements. As independent oversight, the Science 37 Quality and Compliance function develops and executes an Internal Clinical Quality Audit Plan for each study. At the cornerstone of the QMS is the Quality Management Review, during which executive management reviews and discusses the overall health of the QMS. The QMS is designed to ensure, and seeks to demonstrate, that any issues encountered are addressed with an appropriate solution.
Intellectual Property
In the course of conducting its business, Science 37 develops and uses proprietary software, systems, processes, databases and other intellectual property. It seeks to protect its proprietary and confidential information and trade secrets through confidentiality agreements with employees, customers and other third parties, as well as implementing administrative and technical safeguards to protect the security of such information and trade secrets. Science 37 also relies on trademark laws to protect its brand, names, and logos. For example, Science 37 has applied for and/or obtained and maintains registration in the United States and other countries for numerous trademarks. Science 37 also enters into agreements with third parties for the license and use of their intellectual property, although no one such license is considered to be material to the business as a whole. Science 37 does not have any material patents or copyright; however, in the future, Science 37 may rely on patent and copyright laws, as may be appropriate and applicable, to protect its intellectual property rights.
Government Regulation
Regulation of Clinical Trials
The biopharmaceutical industry is subject to a high degree of governmental regulation in both domestic and international markets. Regardless of the country or region in which approval is sought, before a marketing application for a product candidate is ready for submission to regulatory authorities, the product candidate must undergo rigorous testing in pre-clinical studies and clinical trials. The clinical trial process must be conducted in accordance with the Federal Food, Drug and Cosmetic Act in the United States and similar laws and regulations in the relevant foreign jurisdictions. These laws and regulations require the product candidate to be tested and studied in certain ways prior to submission for approval.
In the United States, the FDA regulates the conduct of clinical trials of drug products in human subjects, and the form and content of regulatory applications. The FDA also regulates the development, approval, manufacture, safety, labeling, storage, record keeping, import, export, distribution, advertising, sale, and marketing of drug products. The FDA has similar authority and similar requirements with respect to the clinical testing of biological products and medical devices. Within the European Union, these requirements are enforced by the EMA, and requirements vary slightly from one member state to another. In the United Kingdom (“UK”), the requirements are enforced by the Medicines and Healthcare products Regulatory Agency (the “MHRA”). Similar requirements also apply in other jurisdictions where Science 37 operates or where its customers intend to apply for marketing authorization.
Some of these regulations apply directly to Science 37, as a clinical trial operator; others apply to Science 37’s customers, as pharmaceutical companies, and contractually to Science 37 as their service provider.
Clinical trials conducted outside the United States are subject to the laws and regulations of the country where the trials are conducted. These laws and regulations might differ from the laws and regulations administered by the FDA and other laws and regulations regarding the protection of patient safety and privacy and the control of study pharmaceuticals, medical devices or other materials. FDA laws and regulations may apply to clinical studies conducted outside the United States if, for example, such studies are conducted under an Investigational New Drug Application (“IND”). It is the

responsibility of the study sponsor or the parties conducting the studies to ensure that all applicable legal and regulatory requirements are fulfilled.
Science 37’s services are subject to various regulatory requirements designed to ensure the quality and integrity of the clinical trial process. In the United States, Science 37 must perform its clinical development services in compliance with applicable laws, rules and regulations, including Good Clinical Practice, or GCP, and Good Pharmacovigilance Practice. The industry standard for the conduct of clinical trials is embodied in the FDA’s regulations for IRB, investigators and sponsor/monitors, regulations collectively termed GCP by industry, and the GCP guidelines issued by the ICH of Technical Requirements for Pharmaceuticals for Human Use, which have been agreed upon by industry and regulatory representatives from the United States, the European Union, and Japan. GCP requirements address, among other things, IRBs, qualified investigators, informed consent, recordkeeping and reporting. Regulatory authorities enforce GCP requirements through periodic inspections. Violations of GCP requirements could result in enforcement actions including the issuance of warning letters, civil penalties, product recalls, criminal prosecutions or debarment, suspension or exclusion from involvement in future clinical trials or the submission of pre-market approval applications. Science 37 monitors its clinical trials to test for compliance with applicable laws and regulations in the United States and the foreign jurisdictions in which it operates. Science 37 has adopted standard operating procedures that are designed to satisfy regulatory requirements and serve as a mechanism for controlling and enhancing the quality of its clinical trials. Science 37’s current operating procedures are written in accordance with all applicable FDA, GCP, and ICH requirements and Science 37 is in the process of updating them to reflect EMA and MHRA requirements. This enables Science 37’s work to be conducted locally, regionally and globally in adherence to standards that meet all currently applicable regulatory requirements. Science 37 must also maintain reports in compliance with applicable regulatory requirements for each study for auditing or inspection by the customer and regulatory authorities.
Prior to commencing human clinical trials, a company developing a new drug must file an IND with the FDA or, in the case of certain new devices, an Investigational Device Exemption (“IDE”). The IND or IDE must include information about pre-clinical tests, chemistry, manufacturing and control data, and a study protocol for the proposed clinical trial of the drug or device in humans. If the FDA does not object in writing within 30 days after filing, the IND or IDE becomes effective and the clinical trial may begin. If the FDA determines that there are deficiencies or other concerns with an IND or IDE for which modification is required, the FDA may permit a clinical trial to proceed under a conditional approval. Clinical holds may also be imposed by the FDA at any time before or during trials due to safety concerns or non-compliance. Submission of an IND or IDE therefore may or may not result in FDA authorization to begin or continue a clinical trial. A separate submission to an existing IND or IDE must also be made for each successive clinical trial conducted during product development. Each clinical trial must be conducted in accordance with an effective IND or IDE.
Clinical studies must be approved by, and conducted under the oversight of, an Institutional Review Board, or IRB, for each clinical site. The IRB is responsible for the initial and continuing review, approval, and monitoring, and may impose additional requirements for the conduct of the study. In some cases, an IND or IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the study subjects are being exposed to an unacceptable health risk.
During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA’s regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements.
In order to comply with GCP and other regulations, sponsors of clinical trials must, among other things:
•comply with specific requirements governing the selection of qualified principal investigators and clinical research sites;
•obtain specific written commitments from the investigators;
•obtain review, approval and supervision of clinical trials by an IRB or ethics committee;
•obtain favorable opinion from regulatory agencies to commence a clinical trial;
•verify that appropriate patient informed consent is obtained before the patient participates in a clinical trial;
•ensure adverse drug reactions resulting from the administration of a drug or biologic during a clinical trial are medically evaluated and reported in a timely manner;
•monitor the quality, validity and accuracy of data;
•maintain records regarding drug or biologic dispensing and disposition;
•verify that principal investigators and study staff maintain records and reports; and
•permit appropriate governmental authorities access to data for review.
In operating clinical trials on behalf of sponsors, Science 37 is required, either by contract or direct regulation, to comply with these requirements as well. Science 37 may be subject to regulatory action if it fails to comply with applicable rules and regulations. Failure to comply with certain regulations can also result in the termination of ongoing research and disqualification of data collected during the clinical trials. If a clinical trial is not conducted in accordance with regulatory requirements, the applicable regulatory agency may require that a clinical trial be modified, suspended or terminated, and Science 37 or its customers may be subject to a variety of enforcement actions. For example, violations could result, depending on the nature of the violation and the type of product involved, in the issuance of a warning letter; suspension or termination of a clinical study; refusal of the FDA to authorize a sponsor to proceed under an IND or IDE for a clinical trial; refusal of the FDA to approve marketing applications, or withdrawal of such marketing applications; injunction, seizure of investigational products; civil penalties; criminal prosecutions; or debarment from assisting in the submission of new drug applications. IRBs may also suspend or terminate research not conducted in accordance with IRB requirements or that has been associated with unexpected serious harm to subjects.
Regulation of Personal Information
Science 37 holds confidential personal health and other information relating to persons who have been, are and may in the future be involved in clinical trials or otherwise. The collection, possession, retention, use, transmission and disclosure of such information is highly regulated, both in the United States and the other jurisdictions where Science 37 operates, and Science 37 is subject to Section 5(a) of the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991 and all regulations promulgated thereunder, and the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003, among others. Additionally, Science 37 may be subject to State-level privacy, security and breach notification and healthcare information laws, including, but not limited to, the California Consumer Privacy Act of 2018, the California Privacy Rights Act of 2020 and the California Online Privacy Protection Act. Depending on the services provided, Science 37’s operations outside the United States may be subject to privacy regulations and laws such as the GDPR in the European Union, the UK’s data protection regime consisting primarily of the UK General Data Protection Regulation (the “UK GDPR”) and the UK Data Protection Act 2018 or the Personal Information Protection and Electronic Documents Act (“PIPEDA”) in Canada. Such laws and regulations may place restrictions or conditions on the export of personal data outside their applicable geographies, and/or impose additional requirements on service providers. In particular, the GDPR and UK GDPR include obligations and restrictions concerning the consent and rights of the individuals to whom the personal data relates, the transfer of personal data out of the European Economic Area (the “EEA”) or UK (respectively), security breach notifications and the security and confidentiality of personal data. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater. Additionally, the UK GDPR authorizes fines for certain violations of up to 4% of global annual revenue or GBP 17.5 million, whichever is greater. European and UK data protection authorities may interpret the GDPR and national laws (including the UK GDPR) differently and impose additional requirements, which contributes to the complexity of processing personal data in or from the EEA and/or UK. Guidance on implementation and compliance practices is often updated or otherwise revised.
Other Regulations
The foregoing descriptions do not include an exhaustive list of the laws and regulations governing or impacting our business. Science 37 also must comply with other related international, federal, state and local regulations that govern the practice of medicine (by trial investigators) and nursing (by mobile research nurses), as well as regulations that apply to employers and businesses generally, including, but not limited to, labor and employment and tax laws.
Any failure on Science 37’s part to comply with applicable regulations could result in the termination of ongoing research, the disqualification of data for submission to regulatory authorities, fines and other sanctions, as well as liability to Science 37’s customers. Furthermore, any issuance of a notice of finding by a governmental authority against either Science 37 or its customers, based upon a material violation by Science 37 of any applicable regulation, could materially and adversely affect Science 37’s reputation and business. See Part I, Item 1A. “Risk Factors” for information regarding how actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate or failure to comply with such legislation and regulations may have a material adverse effect on our business.
Corporate and Available Information
Our principal executive offices are located at 800 Park Offices Drive, Suite 3606 Research Triangle Park, North Carolina and our phone number is (984) 377-3737. Our website is www.science37.com. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Our SEC filings are available to the public over the internet at the SEC’s website at www.sec.gov. Our SEC filings are also available free of charge on the Investor Relations portion of our website at investors.science37.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained on or through that site is not, and will not be deemed to be, a part of this Annual Report on 10-K and is not incorporated into any of our filings with the SEC, except where we expressly incorporate such information. All website addresses in this report are intended to be inactive textual references only.
Item 1A. Risk Factors
You should consider carefully the following risk factors, as well as the other information set forth in this report, including our consolidated financial statements and the notes thereto. The following discussion of risk factors includes forward-looking statements and our actual results may differ substantially from those discussed in such forward-looking statements. See “Note on Forward-Looking Statements.”
Risks Related to Science 37’s Limited Operating History and Early Stage of Growth
Science 37 has a limited operating history on which to assess the prospects for Science 37’s business, Science 37 has generated limited revenue from sales of Science 37’s products and related services and Science 37 has incurred losses since inception. Science 37 anticipates that it will continue to incur significant losses for at least the next several years as it continues to commercialize its existing products and services and seeks to develop and commercialize new products and services.
Since inception, Science 37 has devoted substantially all of its financial resources to develop its products and related services. Science 37 has financed its operations primarily through the issuance of equity securities. Science 37 has generated limited revenue from the sale of its products and services to date and has incurred significant losses. Science 37 has incurred net losses of $94.3 million and $31.7 million in the years ended December 31, 2021 and 2020, respectively. Science 37’s accumulated deficit as of December 31, 2021 was $202.1 million. These losses and accumulated deficit reflect the substantial investments Science 37 made to acquire new clients and partners and to develop its Agile Clinical Trial Operating System™ (“OS”). Science 37’s ability to generate revenue and achieve profitability and sustain or increase profitability depends upon its ability to accelerate and expand the commercialization of its products and service offerings in line with the demand from new partnerships and its business strategy. Science 37 may be unable to achieve any or all of these goals.
The amount of Science 37’s future net losses will depend, in part, on sales and on-going development of its products and related services, the rate of its future expenditures and its ability to obtain funding through the issuance of the Company’s securities, strategic collaborations or grants. Science 37 expects to continue to incur significant losses for at least the next several years as it continues to commercialize its existing products and services and seeks to develop and commercialize new products and services. Science 37 anticipates that its expenses will increase substantially if and as Science 37 continues to develop its products and services; continues to build its sales, marketing and distribution infrastructure to commercialize its products and services; seeks to identify, assess, acquire, license and/or develop other products and services and subsequent generations of its current products and services; seeks to maintain, protect and expand its intellectual property portfolio; seeks to attract and retain skilled personnel; and supports its operations as a public company.
Science 37 has experienced rapid growth and expects to invest in growth for the foreseeable future. If Science 37 fails to manage its growth effectively, its business, operating results and financial condition would be adversely affected.
Science 37 has experienced rapid growth and expansion of its operations. Science 37’s revenues, customer count, employee count, product and service offerings, geographies of operation, and computing infrastructure needs have all increased significantly, and Science 37 expects them to increase in the future. As Science 37 continues to grow, both organically and through acquisitions, Science 37 must effectively integrate, develop, and motivate an increasing number of employees, while executing its growth plan and maintaining the beneficial aspects of its culture. Any failure to preserve Science 37’s culture could negatively affect its future success, including its ability to attract and retain highly qualified employees and to achieve its business objectives.
Science 37’s rapid growth has placed, and will continue to place, a significant strain on its management capabilities, administrative and operational infrastructure, facilities, IT and other resources. Science 37 anticipates that additional investments in its computing infrastructure and facilities will be required to scale its operations. To effectively manage growth, Science 37 must continue to improve its key business applications, processes and computing infrastructure; enhance information and communication systems, and ensure that its policies and procedures evolve to reflect its current operations and are appropriately communicated to and observed by employees. These enhancements and improvements will require additional investments and allocation of valuable time, effort and expense. Failure to effectively manage growth could result in difficulty or delays in deploying Science 37’s solutions, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact its business performance and results of operations.
Risks Related to Science 37’s Business and Operations
Science 37 may experience significant quarterly and annual fluctuations in its results of operations due to a number of factors.
Science 37’s quarterly and annual results of operations may fluctuate significantly due to a variety of factors, many of which are outside of its control. This variability may lead to volatility in Science 37’s stock price as investors and research analysts respond to quarterly fluctuations. In addition, comparing Science 37’s results of operations on a period-to-period basis, particularly on a sequential quarterly basis, may not be meaningful. You should not rely on Science 37’s past results as an indication of its future performance.
Factors that may affect Science 37’s results of operations include, but are not limited to, fluctuations in its quarterly volume of bookings, fluctuations in its backlog conversion rate, and variability in the types of clinical trials for which Science 37 is awarded contracts. For example, certain clinical trials require significant upfront expenditures by Science 37 for patient recruitment. These expenditures may not always be recouped from Science 37’s customers, which could adversely affect Science 37’s revenue and gross margins. The revenue Science 37 derives from the contracts for such clinical trials could therefore be heavily concentrated in one quarterly period. Booking one or more trials with revenue heavily concentrated in one quarter could cause a temporary spike in Science 37’s quarterly results, which would not be repeated if Science 37 booked fewer or no such trials in subsequent quarters. The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect Science 37’s quarterly and annual results of operations.
Science 37 may need to raise additional capital, and such additional capital may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force Science 37 to delay, limit or terminate Science 37’s product commercialization or development efforts or other operations.
Science 37’s operations have consumed substantial amounts of cash since inception. Science 37 expects to expend substantial additional amounts to strengthen its core business, expand into additional markets, and extend the reach of its operating system. Science 37 may require additional capital to expand the commercialization of Science 37’s existing products and services and to develop new products and services. In addition, Science 37’s operating plans may change as a result of many factors that may currently be unknown to Science 37, and Science 37 may need to seek additional funds sooner than planned.

Science 37 cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to it, if at all. Moreover, the terms of any future financing may adversely affect the holdings or the rights of Science 37’s stockholders and the issuance of additional securities, whether equity or debt, by Science 37, or the possibility of such issuance may cause the market price of its common stock to decline. Incurring indebtedness could result in increased fixed payment obligations. The terms of a capital raising transaction could require Science 37 to agree to stringent financial and operating covenants that could limit its flexibility in operating its business . Science 37 could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable, and Science 37 may be required to relinquish rights to some of its technologies or products or otherwise agree to terms that are unfavorable to Science 37, any of which may have a material adverse effect on its business, operating results and prospects. In addition, raising additional capital through the issuance of equity or convertible debt securities would cause dilution to holders of Science 37’s equity securities.
Science 37’s actual operating results may differ significantly from guidance provided by its management.
From time to time, Science 37 may release guidance in its earnings releases, earnings conference calls, or otherwise, regarding its future performance that represent its management’s estimates as of the date of release. This guidance, if released, would include forward-looking statements and would be based on projections prepared by Science 37’s management. Science 37’s guidance will not be prepared with a view toward compliance with published accounting and reporting guidelines, and neither its registered public accountants nor any other independent expert or outside party will compile or examine the projections and, accordingly, no such person will express any opinion or any other form of assurance with respect thereto. Guidance will be based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond Science 37’s control and are based upon specific assumptions with respect to future business decisions, some of which will change. Science 37 will generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed, but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that Science 37 would release guidance would be to provide a basis for Science 37’s management to discuss its business outlook with analysts and investors. Science 37 will not accept any responsibility for any projections or reports published by analysts. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by Science 37 will not materialize or will vary significantly from actual results. Accordingly, Science 37’s guidance will only be an estimate of what management believes is realizable as of the date of release. Actual results will vary from Science 37’s guidance and the variations may be material. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on any such guidance. Any failure to successfully implement Science 37’s operating strategy or the occurrence of any of the events or circumstances discussed therein could result in the actual operating results being different from its guidance, and such differences may be adverse and material.
The potential loss or non-renewal of Science 37’s contracts, any delay or halt in its customers’ clinical trials or non-payment by its customers for services that Science 37 has performed, could negatively affect its business and financial results.
Science 37 from time to time experiences termination, cancellation and non-renewals of contracts by its customers in the ordinary course of business, and the number of cancellations can vary significantly from year to year and could increase in the future. Most of Science 37’s customers for project-based clinical trial services can terminate their contracts without cause upon 30 to 90 days’ notice. For example, Science 37’s cancellation percentage for project-based Phase I through IV trials for the years ended December 31, 2021 and 2020 was 9.2% and 9.9%, respectively. Science 37’s project-based customers may delay, terminate, or reduce the scope of their contracts for a variety of reasons beyond Science 37’s control, including but not limited to:
•decisions to forgo or terminate a particular clinical trial;
•amendments to a clinical trial protocol and/or the procedures required to support it;
•lack of available financing, budgetary limits, or changing priorities;
•actions by regulatory authorities;
•production problems resulting in shortages of the drug being tested or other supplies required for the operation of the trial;
•failure of the drug being tested to satisfy safety requirements or efficacy criteria;

•unexpected or undesired clinical results, including adverse side effects caused by our customers’ product candidates;
•insufficient patient enrollment in a trial;
•insufficient investigator recruitment;
•patient safety concerns;
•decisions to downsize product development portfolios;
•dissatisfaction with its performance, including the quality of services provided and its ability to meet agreed upon schedules;
•shift of business to another life sciences technology provider or to a contract research organization (“CRO”);
•decisions to shift from a decentralized clinical trial model to a traditional clinical trial model;
•product withdrawal following market launch in conjunction with late-phase research; or
•shut down of its customers’ manufacturing facilities.
In the event of termination, Science 37’s contracts often provide for fees for winding down the study, but these fees may not be sufficient for Science 37 to maintain its profit margins, and termination or non-renewal may result in lower resource utilization rates, including with respect to personnel who Science 37 is not able to place on another customer engagement.
Clinical trials can be costly and a material portion of Science 37’s revenue is derived from emerging biotechnology and small to mid-sized pharmaceutical companies, which may have limited access to capital. In addition, Science 37 provides services to such companies before they pay Science 37 for some of its services. There is a risk that Science 37 may initiate a clinical trial for a customer, and the customer subsequently becomes unwilling or unable to fund the completion of the trial. There is also a risk that Science 37 could miscalculate the expenses of executing a trial and agree with a customer to execute such trial at a price that proves insufficient to cover its expenses. In either situation, notwithstanding the customer’s ability or willingness to pay for or otherwise facilitate the completion of the trial, Science 37 may be legally or ethically bound to complete or wind down the trial at its own expense.
Because the contracts included in Science 37’s backlog can generally be terminated without cause, Science 37 does not believe that its backlog as of any date is necessarily a meaningful predictor of future results. In addition, Science 37 may not realize the full benefits of its backlog of contractually committed services if its customers cancel, delay, or reduce their commitments under its contracts with them. In addition, the terminability of Science 37’s contracts puts increased pressure on its quality control efforts, since not only can its contracts be terminated by customers as a result of poor performance, but any such termination may also affect its ability to obtain future contracts from the customer involved and others. Science 37 believes the risk of loss or delay of multiple contracts is even greater in those cases where Science 37 is party to broader partnering arrangements with global biopharmaceutical companies.
Science 37’s backlog may not convert to revenue at a predictable rate, or at all.
Backlog represents anticipated revenue from contracted new business awards, excluding reimbursable out-of-pocket costs or reimbursable investigator fees, that either have not started or are in process but have not been completed. Backlog varies from period to period depending upon new business awards and contract modifications, cancellations, and the amount of revenue recognized under existing contracts. Science 37’s backlog was $163.9 million and $59.6 million at December 31, 2021 and 2020, respectively. Science 37’s revenue conversion rate is based on a financial and operational analysis performed by its project management teams and represents the level of effort expected to be expended at a specific point in time. Once work begins on a project, revenue is recognized over the duration of the project. Projects may be terminated or delayed by the customer or delayed by regulatory authorities for reasons beyond Science 37’s control. To the extent projects are delayed, the timing of Science 37’s revenue could be affected. In the event that a customer cancels a contract, Science 37 has no contractual right to the full amount of the revenue reflected in its backlog. The duration of the projects included in its backlog and the related revenue recognition range from a few months to many years. Science 37’s backlog may not be indicative of its future results, and Science 37 may not realize all the anticipated future revenue reflected in its backlog. A number of factors may affect the realization of its revenue from backlog, including:
•the size, complexity, and duration of the projects;
•the cancellation or delay of projects; and
•changes in the scope of work during the course of a project.

Fluctuations in Science 37’s reported backlog levels also result from the fact that it may receive a small number of relatively large orders in any given reporting period that may be included in its backlog. Revenue recognition on larger, more global projects could be slower than on smaller, less global projects for a variety of reasons including, but not limited to, an extended period of negotiation between the time the project is awarded to Science 37 and the actual execution of the contract, as well as an increased time frame for obtaining the necessary regulatory approvals. Fluctuations in Science 37’s reported backlog levels could also result from a number of factors including, but not limited to, differences in recruiting rates for trials, its entry into new markets or geographies, evolution of both its and its competitors’ technologies, and varying rates of adoption of Science 37’s services by clinical sites or investigators, or as a result of its reliance on third parties for various products and services.
The relationship of backlog to realized revenues is indirect and may vary over time. As Science 37 increasingly competes for and enters into large contracts that are more complex in nature, there can be no assurance about the rate at which its backlog will convert into revenue. A decrease in this conversion rate would mean that the rate of revenue recognized on contracts may be slower than what Science 37 has experienced in the past, which could materially and adversely impact its revenue and results of operations on a quarterly and annual basis. Additionally, delayed projects will remain in backlog and will not generate revenue at the rate originally expected, which could impair Science 37’s cash flows and results of operations in the short-term. Because of these large orders, Science 37’s backlog in that reporting period may reach levels that may not be sustained in subsequent reporting periods.
If Science 37 is unable to successfully develop and market new services or enter new markets, Science 37’s growth, results of operations or financial condition could be adversely affected.
A key element of Science 37’s growth strategy is the successful development and marketing of new services or entering new markets that complement or expand its existing business. As Science 37 develops new services or enters new markets, Science 37 may not have or may not adequately build the competencies necessary to perform such services satisfactorily, may not receive market acceptance for such services or may face increased competition. If Science 37 is unable to succeed in developing new services, entering new markets or attracting a customer base for its new services or in new markets, Science 37 will be unable to implement this element of its growth strategy, and its future business, reputation and results of operations could be adversely impacted.
Science 37 may be unsuccessful in achieving broad market education and changing potential customers’ habits.
Science 37’s success and future growth largely depend on its ability to increase awareness of the potential benefits of the decentralized clinical trial model and of Science 37’s operating system, and on the willingness of current and potential customers to utilize its operating system. To effectively market Science 37’s operating system, Science 37 must educate potential customers, as well as healthcare providers and other participants that interact with potential customers, about the benefits of using its operating system in lieu of conducting a clinical trial through traditional methods. However, Science 37 cannot assure that it will be successful in changing potential customers’ habits or that it will achieve broad market education or awareness. Even if Science 37 is able to raise awareness among potential customers, they may be slow in changing their habits and may be hesitant to use Science 37’s operating system for a variety of reasons, including:
•lack of experience with Science 37 and its operating system, and concerns that Science 37 is relatively new to the industry;
•perceived health, safety or quality risks associated with the use of a new operating system and applications for clinical trials;
•existing relationships with clinical investigators;
•concerns about the privacy and security of the data that patients share with or through its operating system;
•competition and negative selling efforts from competitors, including competing platforms and price matching programs; and
•perception regarding the time and complexity of using its operating system.
If Science 37 fails to achieve broad market education of its operating system, or if Science 37 is unsuccessful in changing potential customers’ habits, its business, financial condition and results of operations would be adversely affected.

Science 37’s relationships with existing or potential customers who are in competition with each other may adversely impact the degree to which other customers or potential customers use its services, which may adversely affect its results of operations.
The biopharmaceutical industry is highly competitive. Science 37 regularly provides services to biopharmaceutical companies who compete with each other, and sometimes provides services to such customers regarding competing drugs in development. Science 37’s existing or future relationships with its biopharmaceutical customers may therefore deter other biopharmaceutical customers from using Science 37’s products or services, or may result in its customers reducing the scope of services that Science 37 provides to them or seeking to place limits on Science 37’s ability to serve other biopharmaceutical industry participants in connection with drug development activities.
If Science 37 is unable to attract suitable patients, investigators and mobile nurses for its clinical trials, its clinical development business may suffer.
The recruitment of patients, investigators and mobile nurses for clinical trials is essential to Science 37’s business. Science 37’s clinical development business could be adversely affected if Science 37 is unable to attract suitable and willing investigators or patients for clinical trials on a consistent basis. For example, Science 37 has in the past used, and may in the future use, social media as part of its omnichannel approach to marketing and outreach to patients. Changes to these social networking services’ terms of use or terms of service that limit promotional communications, restrictions that would limit Science 37’s ability or Science 37’s customers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or reductions in the use of or engagement with social networking services by current and potential investigators and patients could also harm its business. Even in the absence of such changes or restrictions, it is possible that the marketing methods Science 37 has chosen to employ may prove ineffective due to patient preferences or other factors. If Science 37 is unable to engage and enroll sufficient patients or engage investigators and nurses in clinical trials, Science 37 may need to expend additional funds to obtain access to resources or else be compelled to delay or modify the clinical trial plans, which may result in additional costs to Science 37, or to consider termination of ongoing clinical trials, which would result in its failure to convert the related portion of its backlog. These considerations might result in Science 37 being unable to successfully achieve its projected development timelines, or potentially even lead Science 37 to consider the termination of development of a product.
If Science 37 loses the services of key personnel or is unable to recruit and retain experienced personnel, its business could be adversely affected.
Science 37’s success substantially depends on the collective performance, contributions and expertise of its personnel including senior management and key personnel, qualified professional, scientific and technical operating staff and qualified sales representatives for its contract sales services. There is significant and increasing competition for qualified personnel, particularly those with higher educational degrees, such as a medical degree, a Ph.D. or an equivalent degree, or relevant experience in the industry. In addition, the departure of Science 37’s key employees, or its inability to continue to identify, attract and retain qualified personnel or replace any departed personnel in a timely fashion, may impact its ability to grow its business and compete effectively in its industry and may negatively affect Science 37’s ability to meet financial and operational goals.
Science 37’s insurance may not cover all of its indemnification obligations and other liabilities associated with its operations.
Science 37 maintains insurance designed to provide coverage for ordinary risks associated with its operations and its ordinary indemnification obligations. The coverage provided by such insurance may not be adequate for all claims Science 37 may make or may be contested by Science 37’s insurance carriers. If Science 37’s insurance is not adequate or available to pay liabilities associated with its operations, or if Science 37 is unable to purchase adequate insurance at reasonable rates in the future, Science 37’s business, results of operations, and financial condition may be adversely impacted.
Science 37 derives a significant percentage of its revenues from a concentrated group of customers and the loss of one or more major customers could materially and adversely affect its business, results of operations or financial condition.
For the year ended December 31, 2021, three customers individually accounted for greater than 10% of annual revenue and together, accounted for over 57% of our annual revenue. Science 37 derived revenue of $13.7 million of revenue from Pharmaceutical Products Development, LLC representing approximately 22.9% of total annual revenues. The loss of any of Science 37’s major customers could have a material adverse effect on its results of operations and financial condition. Science 37 may not be able to maintain its customer relationships, and its customers may delay payment under, or fail to renew, their agreements with it, and any resulting reduction in the amounts of revenue that Science 37 derives from these customers could adversely affect Science 37’s business, results of operations, or financial condition. A significant change in the liquidity or financial position of Science 37’s customers could also have a material adverse effect on the collectability of its accounts receivable, its liquidity, and its future operating results.
Additionally, conducting multiple clinical trials for different customers in a single therapeutic class involving drugs with the same or similar chemical method of action may in the future adversely affect Science 37’s business if some or all of the clinical trials are canceled because of new scientific information or regulatory judgments that affect the drugs as a class, or if industry consolidation results in the rationalization of drug development pipelines.
Similarly, some or all of the clinical trials could be canceled as a result of successful development of other competing drugs; for example, further clinical development of vaccines to treat COVID-19 or another future pandemic disease could be slowed or canceled if the outbreak of such pandemic is deemed to have been adequately brought under control, such that further clinical development of vaccines is no longer necessary or desirable.
Litigation and other legal proceedings against Science 37, which may arise in the ordinary course of Science 37’s business, could be costly and time consuming to defend.
Science 37 is from time to time subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by its customers in connection with commercial disputes and employment claims made by its current or former employees. From time to time, third parties have asserted and may in the future assert intellectual property rights to technologies that are important to Science 37’s business and have demanded and may in the future demand that we license their technology. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm Science 37’s business, overall financial condition and operating results.
Risks Related to the General Economic and Financial Market Conditions and the Industries in which Science 37 Operates
Science 37’s operations might be affected by the occurrence of natural disasters, pandemics, such as the COVID-19 pandemic, or other catastrophic events.
Science 37 depends on its customers, investigators and patients for the continued operation of its business. Natural disasters or other catastrophic events, including terrorist attacks, hurricanes, fires, floods, ice and snowstorms, and pandemics, such as the COVID-19 pandemic, may result in interruptions in Science 37’s ability to provide services to its customers. Disruptions in infrastructure, laboratory, clinic or office closures, mandatory stay at home orders or other social distancing measures and disruptions caused by such events could adversely affect Science 37 or its customers, investigators, patients or infrastructure, and could have a significant negative impact on its operations or financial performance. In addition, Science 37’s business interruption insurance policies might not respond or be adequate to compensate Science 37 for all losses that may occur, including those relating to the COVID-19 pandemic.
Science 37’s business could also be adversely affected by positive developments regarding, or the resolution of, the COVID-19 pandemic or another future pandemic. The various restrictions imposed by various government entities in response to the COVID-19 pandemic, including social distancing and “stay-at-home” orders, likely bolstered the level of decentralized clinical trial activity in the past two years, which benefited Science 37. As these restrictions are relaxed or lifted, there can be no assurance that the level of agile clinical trial activity will remain elevated. Additionally, in light of the COVID-19 pandemic and recent logistical technology developments, the U.S. Food and Drug Administration (“FDA”) and European Medicines Agency (“EMA”) other foreign regulatory authorities have issued guidance documents recommending sponsors implement decentralized clinical trial (“DCT”) techniques in order to maintain study continuity during the COVID-19 pandemic, and supporting DCT techniques as potential, long-term solutions for study design and evidence generation. If the FDA and/or EMA or other foreign regulatory authorities withdraw such guidance documents supporting the use of DCT techniques or otherwise restrict the use of DCT techniques in clinical trials, the level of decentralized trial activity could decrease. If the level of decentralized clinical trial activity decreases, Science 37’s business and results of operations would be adversely affected.
Unfavorable general economic conditions could negatively affect Science 37’s business, results of operations and financial condition.
Unfavorable global economic conditions and other adverse macroeconomic factors on global and domestic markets could negatively affect Science 37’s business, results of operations and financial condition. While it is difficult for Science 37 to predict the impact of general economic conditions on its business, unfavorable economic conditions could reduce customer demand for some of its services, which could cause its revenue to decline. For example, Science 37’s customers, particularly those that are especially reliant on the credit and capital markets, might not be able to raise money to conduct existing clinical trials, or to fund new drug development and related future clinical trials. In addition, economic or market disruptions could negatively impact Science 37’s vendors, contractors, or principal investigators which might have a negative effect on its business. For these reasons, among others, if economic conditions stagnate or decline, its operating results and financial condition could be adversely affected.

Science 37 faces significant competition, which could cause Science 37 to lose business or achieve lower margins.
The market for Science 37’s clinical trial solutions is intensely competitive and characterized by rapidly changing technologies, evolving industry standards, and frequent new product and service introductions and enhancements that may render existing products and services obsolete. Accordingly, Science 37’s market share and margins are subject to sudden declines. Some of Science 37’s competitors have longer operating histories, greater financial, technical, marketing and other resources, and greater name recognition than Science 37 has. These competitors may respond more quickly than Science 37 can to new and emerging technologies and changing customer and regulatory requirements, or devote greater resources to the development, promotion, and sale of their solutions. New competitors may enter Science 37’s market in the future, as barriers to entry are relatively low in its industry. Increased competition may result in pricing pressures, which could negatively impact Science 37’s sales, gross margins, or market share. In addition, current and potential competitors have established, and may in the future establish, relationships with vendors of complementary products, technologies, or services to increase the penetration of their products in the marketplace. Even if Science 37’s products and services are more effective than the products or service offerings of its competitors, current or potential customers might accept competitive products and services in lieu of purchasing its cloud-based solutions and services. Science 37’s failure to compete effectively could materially adversely affect its business, financial condition or results of operations.
Science 37 depends entirely on the clinical trial market, and a downturn in this market could cause its revenues to decrease.
Science 37’s business depends entirely on the clinical trials conducted or sponsored by pharmaceutical, biotechnology, and medical device companies, CROs, and other entities. Science 37’s revenues may decline as a result of conditions affecting these industries, including general economic downturns, increased consolidation, decreased competition, or fewer products under development. Other developments that may affect these industries and harm Science 37’s operating results include, but are not limited to, product liability claims, changes in government regulation, changes in governmental price controls or third-party reimbursement practices, and changes in medical practices. Disruptions in the world credit and equity markets may also result in a global downturn in spending on research and development and clinical trials and may impact Science 37’s customers’ access to capital and their ability to pay for Science 37’s solutions. Any decrease in research and development expenditures or in the size, scope, or frequency of clinical trials could materially adversely affect Science 37’s business, results of operations, or financial condition.
Consolidation among Science 37’s customers may cause Science 37 to lose customers, decrease the market for its products and services and result in a reduction of its revenues.
Science 37’s customer base may decline because of industry consolidation, and Science 37 may not be able to expand sales of its products and services to new customers. Consolidation within the biopharmaceutical industry, including among CROs, has accelerated in recent years, and this trend may continue. In addition, new companies or organizations that result from such consolidation may decide that Science 37’s products and services are no longer needed because of their own internal processes or the use of alternative systems they have in place or may choose to develop or acquire. As these entities consolidate, competition to provide products and services to industry participants will become more intense and the importance of establishing relationships with large industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for Science 37’s products and services. In addition, if large life sciences companies merge, it would have the potential to reduce per-unit pricing for Science 37’s products and services for the merged companies or to reduce demand for one or more of its products and services as a result of potential personnel reductions over time.
Outsourcing trends in the biopharmaceutical industry and changes in spending and research and development budgets could adversely affect Science 37’s operating results and growth rates.
Science 37 is dependent upon the ability and willingness of biopharmaceutical companies to continue to spend on research and development and to outsource the services that Science 37 provides. Science 37 is therefore subject to risks, uncertainties and trends that affect companies in the biopharmaceutical industry that Science 37 does not control. Science 37 has benefited to date from the tendency of biopharmaceutical companies to outsource clinical research projects. Any downturn in these industries or reduction in spending or outsourcing could materially adversely affect Science 37’s business.
Science 37’s estimate of the market size for its products and services may prove to be inaccurate, and even if the market size is accurate, there can be no assurance that its business will serve a significant portion of the market.
Science 37’s estimate of the market size for its products and services that Science 37 has provided publicly, sometimes referred to as its serviceable addressable market (“SAM”), is subject to significant uncertainty and is based on assumptions and estimates, including Science 37’s internal analysis and industry experience, which may not prove to be accurate. These estimates are, in part, based upon the size of the general application areas Science 37 targets. Science 37’s ability to serve a significant portion of this estimated market is subject to many factors, including its success in implementing its business strategy, which is subject to many risks and uncertainties. For example, in order to address the entire SAM Science 37 has identified, Science 37 must continue to enhance and add functionality to its existing products and services and introduce new products and services. Accordingly, even if Science 37’s estimate of the market size is accurate, there can be no assurance that its business will serve a significant portion of this estimated market for its solutions.
Risks Related to Technology, Intellectual Property and Data Privacy and Security
Science 37’s business depends on the continued effectiveness and availability of its information systems, including the information systems Science 37 uses to provide its services to its customers, and failures of these systems may materially limit its operations.
Due to the global nature of Science 37’s business and its reliance on information systems to provide its services, Science 37 has increased, and intends to continue to increase, its use of integrated information systems in delivering its services. Science 37 also provides access to similar information systems to certain of its customers in connection with the services Science 37 provides them. As the breadth and complexity of Science 37’s information systems continue to grow, it will increasingly be exposed to the risks inherent in the development, integration and ongoing operation of evolving information systems, including:
•disruption, impairment, or failure of data centers, telecommunications facilities, or other key infrastructure platforms;
•security breaches of, ransomware extortion-based attacks, or other cyberattacks on, and other failures or malfunctions in Science 37’s critical application systems or their associated hardware; and
•excessive costs, excessive delays, or other deficiencies in systems development and deployment.
The materialization of any of these risks may impede the processing of data, the delivery of databases and services, and the day-to-day management of Science 37’s business and could result in the corruption, loss, or unauthorized disclosure of proprietary, confidential, or other data. Damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, information system security breaches, and similar events at Science 37’s various computer facilities could result in interruptions in the flow of data to its servers and from its servers to its customers. Corruption or loss of data may result in the need to repeat a trial at no cost to the customer, but at significant cost to Science 37, or result in the termination of a contract or damage to its reputation. Additionally, significant delays in system enhancements or inadequate performance of new or upgraded systems once completed could damage Science 37’s reputation and harm its business. Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism, particularly involving cities in which Science 37 has offices, could adversely affect its business.
A failure or breach of Science 37’s or its vendors’ IT systems or technology could result in sensitive customer information being compromised or otherwise significantly disrupt its business operations, which would negatively materially affect its reputation and/or results of operations.
Science 37 increasingly relies on information technology systems to perform necessary business functions. There are threats that could impact Science 37’s ability to protect its data and systems, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance, and human or technological error. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers or others to disclose information or unwittingly provide access to systems or data. Science 37 collects, uses, stores or transmits a large amount of confidential, proprietary and other information (including personal information of customers, medical professionals, patients and employees) in connection with the operation of its business as well as sensitive proprietary data related to clinical trials. Unauthorized disclosure of such sensitive or confidential data, whether through system failure or employee negligence, fraud, or misappropriation, could damage Science 37’s reputation and cause it to lose customers. Moreover, the risk of unauthorized circumvention of Science 37’s security measures or those of the third parties on whom it relies has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including, without limitation, “phishing” or social engineering incidents, ransomware, extortion-based attacks, account takeover attacks, denial or degradation of service attacks, and malware. Unauthorized access to or through Science 37’s information systems or those Science 37 develops for its customers, whether by its employees or third parties, including a cyberattack by computer programmers and hackers who may develop and deploy viruses, worms, or other malicious software programs, could cause several negative consequences, including the following, among others: negative publicity, loss of customer confidence, significant remediation costs, time-consuming and costly regulatory investigations, legal liability, and damage to Science 37’s reputation. Any of these could contribute to a loss of customers or substantial costs for Science 37, which could have a material adverse effect on Science 37’s results of operations. Additionally, the costs of mitigating cybersecurity risks are significant and are likely to increase in the future. These costs include, but are not limited to, retaining the services of cybersecurity providers; compliance costs arising out of existing and future cybersecurity, data protection and privacy and security laws and regulations; and costs related to maintaining redundant networks, data backups and other damage-mitigation measures. In addition, Science 37’s cyber liability insurance might not be sufficient in type or amount to adequately cover Science 37 against claims related to security breaches, cyberattacks and other related breaches, in addition to the risk that the insurer will deny coverage of any future claim.
Due to the evolving nature of security threats and the potential negative consequences of a cybersecurity attack outlined above, the impact of any future incidents cannot be reasonably predicted. Science 37’s customers are also increasingly requiring cybersecurity protections and mandating cybersecurity standards in its products, and Science 37 may incur additional costs to comply with such demands. In addition, Science 37’s efforts to address a cybersecurity attack may not be successful, potentially resulting in the theft, loss, destruction or corruption of information Science 37 stores electronically, as well as unexpected interruptions, delays, or cessation of service. Any of these outcomes could cause serious harm to Science 37’s business operations and materially adversely affect its financial condition and results of operations.
In addition, some of Science 37’s vendors have significant responsibility for the security of certain of its data centers and computer-based platforms or software-as-a-service (“SaaS”) applications upon which Science 37’s businesses rely to host or process data or to perform various functions. Also, Science 37’s data suppliers have responsibility for security of their own computer and communications environments. These third parties face risks relating to cybersecurity similar to Science 37’s, which could disrupt their businesses and therefore materially impact Science 37’s. Accordingly, Science 37 is subject to any flaw in or breaches to its computer and communications systems or those that its vendors operate for Science 37, which could result in a material adverse effect on its business, operations and financial results.
Science 37’s products and services are subject to rapid technological changes and evolving industry standards. If Science 37 does not keep pace with rapid technological changes, its products and services may become less competitive or obsolete, which could have a material adverse effect on its business, results of operations and financial condition.
The biopharmaceutical industry generally, including the market for Science 37’s clinical trial products and services, is characterized by evolving industry standards and frequent new product and service introductions and enhancements. Science 37’s current competitors or other businesses might develop technologies or services that are more effective or commercially attractive than, or render obsolete, Science 37’s current or future technologies and services. If Science 37’s competitors introduce superior technologies or services and if Science 37 cannot make enhancements to remain competitive, its competitive position would be harmed. If Science 37 is unable to compete successfully, it may lose customers or be unable to attract new customers, which could lead to a decrease in its revenue and financial condition.
Science 37’s proprietary software may not operate properly, which could damage its reputation, give rise to claims against Science 37 or divert application of its resources from other purposes, any of which could harm Science 37’s business, results of operations and financial condition.
Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. Science 37 encounters technical obstacles from time to time, and it is possible that Science 37 may discover additional problems that prevent its proprietary applications from operating properly. If Science 37’s solution does not function reliably or fails to achieve customer expectations in terms of performance, customers could assert liability claims against Science 37 or attempt to cancel their contracts with Science 37. This could damage Science 37’s reputation and impair its ability to attract or maintain customers. Moreover, data services are complex and those Science 37 offers have in the past contained, and may in the future develop or contain, undetected defects or errors. Material performance problems, defects or errors in Science 37’s existing or new software-based products and services may arise in the future and may result from interface of Science 37’s solution with systems and data that it did not develop and the function of which is outside of its control or undetected in its testing. These defects and errors, and any failure by Science 37 to identify and address them, could result in loss of revenue or market share, diversion of development resources, harm to Science 37’s reputation and increased service and maintenance costs.
Science 37 has only a limited ability to protect its intellectual property rights, both domestically and internationally, and these rights are important to its success.
Science 37’s success depends, in part, upon its ability to develop, use and protect its proprietary methodologies, analytics, systems, technologies and other intellectual property. Science 37 relies upon a combination of trade secrets, confidentiality policies, nondisclosure, invention assignment and other contractual arrangements, and copyright, trademark, patent and trade secret laws, to protect its intellectual property rights. These laws are subject to change at any time and certain agreements may not be fully enforceable, which could further restrict Science 37’s ability to protect its innovations. Further, these laws may not provide adequate protection for Science 37’s intellectual property, particularly in countries in which the legal system provides less protection for intellectual property rights. For example, the laws of some foreign countries, especially certain developing countries with emerging economies in Asia, Eastern Europe and Latin America, do not protect intellectual property rights to the same extent as federal and state laws in the United States. Science 37’s intellectual property rights may not prevent competitors from independently developing services similar to, or duplicative of, Science 37’s. For instance, unauthorized parties may attempt to copy or reverse engineer certain aspects of Science 37’s products that it considers proprietary or its proprietary information may otherwise become known or may be independently developed by its competitors or other third parties. Further, the steps Science 37 takes in this regard might not be adequate to prevent or deter infringement or other misappropriation of its intellectual property by competitors, former employees or other third parties, and Science 37 might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, its intellectual property rights. Enforcing Science 37’s rights might also require considerable time, money and oversight, and Science 37 may not be successful in enforcing its rights. It may not be possible to enforce intellectual property rights in some countries at all or to the same extent as in the United States and other countries, and many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions.
Depending on the circumstances, Science 37 might need to grant a specific customer greater rights in intellectual property developed in connection with a contract than it otherwise generally would. In certain situations, Science 37 might forgo all rights to the use of intellectual property it creates, which would limit its ability to reuse that intellectual property for other customers. Any limitation on Science 37’s ability to provide a service or solution could cause Science 37 to lose revenue generating opportunities and require Science 37 to incur additional expenses to develop or license new or modified solutions for future projects.
Science 37 may be subject to claims that it or its technologies infringe upon the intellectual property or other proprietary rights of a third party. Any such claim may require Science 37 to incur significant costs, to enter into royalty or licensing agreements, or to develop or license substitute technology.
Third parties may assert claims that Science 37’s technologies infringe upon their intellectual property or other proprietary rights. Science 37 cannot assure you that its cloud-based solutions and the technologies used in its product offerings do not infringe upon patents held by others or that they will not so infringe in the future. Any future claim of infringement could cause Science 37 to incur substantial costs defending against the claim, even if the claim is without merit, and could distract its management from its business. Moreover, any settlement or adverse judgment resulting from the claim could require Science 37 to pay substantial amounts or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit Science 37’s use of the technology. Any required licenses may not be available to Science 37 on acceptable terms, if at all. If Science 37 does not obtain any required licenses, it could encounter delays in product introductions if it attempts to design around the technology at issue or attempt to find another provider of suitable alternative technology to permit Science 37 to continue offering the applicable solution. In addition, Science 37 generally provides in its customer agreements that Science 37 will indemnify its customers against third-party infringement claims relating to its technology provided to the customer, which could obligate Science 37 to fund significant amounts. Infringement claims asserted against Science 37 or against its customers or other third parties that Science 37 is required or otherwise agreed to indemnify may have a material adverse effect on its business, results of operations or financial condition.

Confidentiality arrangements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.
Science 37 has devoted substantial resources to the development of its technology, business operations and business plans. In order to protect Science 37’s trade secrets and proprietary information, Science 37 relies in significant part on confidentiality arrangements with its employees, licensees, independent contractors, advisors, reseller partners and customers. These arrangements may not be effective to prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, if others independently discover trade secrets and proprietary information, Science 37 would not be able to assert trade secret rights against such parties. Effective trade secret protection may not be available in every country in which Science 37’s products are available or where Science 37 has employees or independent contractors. The loss of trade secret protection could make it easier for third parties to compete with Science 37’s products by copying functionality. In addition, any changes in, or unexpected interpretations of, the trade secret and employment laws in any country in which Science 37 operates may compromise its ability to enforce its trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of Science 37’s proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect its competitive business position.
Science 37 may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships with third parties that may not result in the development of commercially viable solutions or the generation of significant future revenues.
In the ordinary course of Science 37’s business, Science 37 may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances, partnerships or other arrangements to develop products and to pursue new markets. Proposing, negotiating and implementing collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing, sales, technology or other business resources, may compete with Science 37 for these opportunities or arrangements. Science 37 may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. Science 37 has limited institutional knowledge and experience with respect to these business development activities, and Science 37 may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products. Additionally, Science 37 may not own, or may jointly own with a third party, the intellectual property rights in products and other works developed under its collaborations, joint ventures, strategic alliances or partnerships.
Additionally, Science 37 may not be in a position to exercise sole decision making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and its future collaborators may have economic or business interests or goals that are, or that may become, inconsistent with its business interests or goals. It is possible that conflicts may arise with Science 37’s collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with any future collaborators, they may act in their self-interest, which may be adverse to Science 37’s best interest, and they may breach their obligations to Science 37. In addition, Science 37 may have limited control over the amount and timing of resources that any future collaborators devote to Science 37’s or their future products. Disputes between Science 37 and its collaborators may result in litigation or arbitration which would increase Science 37’s expenses and divert the attention of its management. Further, these transactions and arrangements will be contractual in nature and will generally be terminable under the terms of the applicable agreements and, in such event, Science 37 may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.
Risks Related to Science 37’s Reliance on Third Parties
Science 37 relies on third parties for important products, services and licenses to certain technology and intellectual property rights, and there might be problems with such products or services or it might not be able to continue to obtain such products, services and licenses.
Science 37 depends on certain third parties to provide it with products and services critical to its business. Such third parties include, among others, suppliers of drugs for patients participating in trials; the nurses, investigators and coordinators involved in executing clinical trials; and common carriers to ship drugs and other products. The failure of even one of these third parties to adequately provide the required products or services, or to do so in compliance with applicable regulatory requirements, could have a material adverse effect on Science 37’s business. For example, a distributor could ship the wrong drug product to a patient, a common carrier could fail to properly adhere to the specific handling requirements of the drug product during shipping, or a mobile nurse could improperly administer the drug product to a patient. Any of these or other potential failures could result in patient harm or death, which could give rise to legal claims against Science 37, damage its reputation, or otherwise adversely affect its business, financial condition and results of operations.
Science 37 also relies on third-party platforms or marketplaces, including the Apple App Store and Google Play App Store, which serve as online distribution platforms for Science 37’s mobile application. As a result, the expansion and prospects of Science 37’s business and its mobile application depend on its continued relationships with these providers and any other emerging platform providers that are widely adopted by consumers. Science 37 is subject to the standard terms and conditions that these providers have for application developers, which govern the content, promotion, distribution and operation of mobile applications on their platforms or marketplaces, and which the providers can change unilaterally on short or no notice. Thus, Science 37’s business could suffer materially if platform providers change their standard terms and conditions, interpretations or other policies and practices in a way that is detrimental to Science 37 or if platform providers determine that Science 37 is in violation of its standard terms and conditions and prohibit it from distributing Science 37’s apps on their platforms.
In addition, Science 37’s business would be harmed if the providers discontinue or limit Science 37’s access to their platforms or marketplaces; the platforms or marketplaces decline in popularity; the platforms modify their algorithms, communication channels available to developers, respective terms of service or other policies, including fees; the providers adopt changes or updates to their technology that impede integration with other software systems or otherwise require Science 37 to modify its technology or update its mobile application in order to ensure that users can continue to access and use its services.
If alternative providers increase in popularity, Science 37 could be adversely impacted if it fails to create compatible versions of its mobile application in a timely manner, or if it fails to establish a relationship with such alternative providers. Likewise, if Science 37’s current providers alter their operating platforms, Science 37 could be adversely impacted as its offerings may not be compatible with the altered platforms or may require significant and costly modifications in order to become compatible. If Science 37’s providers do not perform their obligations in accordance with its platform agreements, Science 37 could be adversely impacted. In the past, some of these platforms or marketplaces have been unavailable for short periods of time. If this or a similar event were to occur on a short- or long-term basis, or if these platforms or marketplaces otherwise experience issues that impact the ability of consumers to download or access Science 37’s mobile application and other information, it could have a material adverse effect on Science 37’s brand and reputation, as well as its business, financial condition and operating results.
Some of Science 37’s services rely on intellectual property, technology and other similar property owned and/or controlled by third parties. Science 37’s licenses to this property and technology could terminate or expire and Science 37 might not be able to replace these licenses in a timely manner. Also, Science 37 might not be able to renew these licenses on similar terms and conditions. Failure to renew these licenses, or renewals of these licenses on less advantageous terms, could have a material adverse effect on Science 37’s business, results of operations, financial condition or cash flow.
Science 37 relies on third parties to provide certain data and other information to Science 37. Science 37’s suppliers or providers might increase its cost to obtain, restrict its use of, or refuse to license data, which could lead to its inability to access certain data or provide certain services and, as a result, materially and adversely affect its operating results and financial condition.
Science 37’s services are derived from, or include, the use of data Science 37 collects from third parties. Science 37 has several data suppliers that provide Science 37 a broad and diverse scope of information that Science 37 collects and uses in its business. Science 37 generally enters into long-term contractual arrangements with many of its data suppliers. At the time Science 37 enters into a new data supply contract or renew an existing contract, suppliers may increase its cost to obtain and use the data provided by such supplier, increase restrictions on its ability to use such data, or altogether refuse to license the data to Science 37. Also, Science 37’s data suppliers may fail to meet or adhere to Science 37’s quality control standards or fail to deliver the data to Science 37. If suppliers that collectively provide a significant amount of the data Science 37 receives or uses were to increase its costs to obtain or use such data, further restrict its access to or use of such data, fails to meet or adhere to its quality control standards, refuses to provide data, or fails to deliver data to Science 37, its ability to provide data-dependent services to Science 37’s customers may be adversely impacted, which could have a material adverse effect on its business, results of operations, financial condition or cash flow.

Science 37’s products and services utilize open source software, and any failure to comply with the terms of one or more of these open source licenses could adversely affect its business.
Science 37’s products and services utilize software covered by open source licenses. Open source software is typically freely accessible, usable and modifiable, and is used by Science 37’s development team in an effort to reduce development costs and speed up the development process. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. In addition, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on unfavorable terms or at no cost. This can subject previously proprietary software to open source license terms. While Science 37 monitors the use of all open source software in Science 37’s products, processes and technology and tries to ensure that no open source software is used in such a way as to require Science 37 to disclose or make available the source code to the related product or solution, such use could inadvertently occur. This could harm Science 37’s intellectual property position and have a material adverse effect on its business.
Risks Related to Political, Legal and Regulatory Environment
Science 37 may face political, legal and compliance, operational, regulatory, economic and other risks associated with the international expansion of its operations that Science 37 does not currently face or that are more significant than in its domestic operations.
As Science 37 expands its operations into new international geographic areas, Science 37 may be subject to political, legal and compliance, operational, regulatory, economic and other risks that it does not face or that are more significant than in Science 37’s domestic operations. These risks may vary widely by country and include varying regional and geopolitical business conditions and demands, government intervention and censorship, discriminatory regulation, nationalization or expropriation of assets and pricing constraints. Science 37’s future international services and products may need to meet country-specific user preferences as well as country-specific legal requirements, including those related to healthcare regulatory laws governing telemedicine, licensing, privacy, security, data storage, location, protection and security. The interpretation of these laws is evolving and varies significantly from country to county and are enforced by governmental, judicial and regulatory authorities with broad discretion. Science 37 cannot be certain that its interpretation of such laws and regulations will be correct in how Science 37 plans to structure its international operations, as well as its international services agreements and customer arrangements.
Science 37’s international operations may require it to overcome logistical and other challenges based on differing languages, cultures, legal and regulatory schemes and time zones. Science 37’s international operations may encounter labor laws, customs and employee relationships that can be difficult, less flexible than in its domestic operations and expensive to modify or terminate. In some countries Science 37 may be required to, or choose to, operate with local business partners, which will require Science 37 to manage its partner relationships and may reduce its operational flexibility and ability to quickly respond to business challenges.
Science 37’s international operations may be subject to particular risks in addition to those faced by its domestic operations, including:
•the need to localize and adapt its solution for specific countries, including translation into foreign languages and associated expenses;
•potential loss of proprietary information due to misappropriation or laws that may be less protective of its intellectual property rights than U.S. laws or that may not be adequately enforced;
•requirements of foreign laws and other governmental controls, including cross-border compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, healthcare, tax, privacy, security, and data protection laws and regulations;
•requirements of foreign laws and other governmental controls applicable to its ability to conduct telehealth internationally, specifically laws governing remote care and the practice of medicine in such locations;
•data privacy and security laws that require that customer data be stored and processed in a designated territory;
•new and different sources of competition and laws and business practices favoring local competitors;
•local business and cultural factors that differ from its normal standards and practices, including business practices that Science 37 is prohibited from engaging in by the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”) and other anti-corruption laws and regulations;

•changes to export controls and economic sanctions laws and regulations;
•central bank and other restrictions on its ability to repatriate cash from international subsidiaries;
•tax issues, such as tax law changes and variations in tax laws as compared to the United States;
•fluctuations in currency exchange rates, economic instability and inflationary conditions, which could make its solution more expensive or increase its costs of doing business in certain countries;
•limitations on future growth or inability to maintain current levels of revenues from international sales if Science 37 does not invest sufficiently in its international operations;
•different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;
•difficulties in staffing, managing and operating its international operations, including difficulties related to administering its stock plans in some foreign countries and increased financial accounting and reporting requirements and complexities;
•difficulties in coordinating the activities of its geographically dispersed and culturally diverse operations; and
•political unrest, war, terrorism or regional natural disasters, particularly in areas in which Science 37 has facilities.
Science 37’s overall success regarding its operations in international markets will depend, in part, on its ability to anticipate and effectively manage these risks and there can be no assurance that Science 37 will be able to do so without incurring unexpected costs. If Science 37 is not able to manage the risks related to its international operations, Science 37 may not achieve the expected benefits of these operations and its business, financial condition and results of operations may be harmed.
Due to the global nature of Science 37’s business, Science 37 is subject to various anti-corruption laws, including the United States Foreign Corrupt Practices Act, the United Kingdom Bribery Act (the “UK Bribery Act”) and various international anti-corruption laws, and any allegation or determination that Science 37 violated these laws could have a material adverse effect on its business.
Science 37 is required to comply with the FCPA, the UK Bribery Act and other international anti-corruption laws, which prohibit companies from engaging in bribery including corruptly offering, promising, or providing money or anything else of value to non-United States officials and certain other recipients. In addition, the FCPA imposes certain books, records, and accounting control obligations on public companies and other issuers. Science 37 operates in parts of the world in which corruption can be common and compliance with anti-bribery laws may conflict with local customs and practices. Science 37’s global operations face the risk of unauthorized payments or offers being made by employees, consultants, sales agents, and other business partners outside of Science 37’s control or without its authorization. Science 37 has implemented policies and procedures to prohibit these practices by its employees and business partners with respect to its operations. However, irrespective of these safeguards, or as a result of monitoring compliance with such safeguards, it is possible that Science 37 or certain other parties may discover or receive information at some point that certain employees, consultants, sales agents, or other business partners may have engaged in corrupt conduct for which Science 37 might be held responsible. Violations of the FCPA, the UK Bribery Act or other international anti-corruption laws may result in restatements of, or irregularities in, Science 37’s financial statements as well as severe criminal or civil fines, penalties and other sanctions, collateral litigation, and Science 37 may be subject to other liabilities, which could negatively affect its business, operating results and financial condition. In some cases, companies that violate the FCPA may be debarred by the United States government and/or lose their United States export privileges. Changes in anti-corruption laws or enforcement priorities could also result in increased compliance requirements and related costs which could adversely affect Science 37’s business, results of operations and financial condition. In addition, the United States or other governments may seek to hold Science 37 liable for successor liability FCPA violations or violations of other anti-corruption laws committed by companies in which Science 37 invests or that Science 37 acquired or will acquire.
Science 37’s employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on its business.
Science 37 is exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with governmental regulations, comply with federal and state health-care fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to Science 37. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. Employee misconduct could also involve the improper use of information obtained in the course of clinical studies or data or documentation fraud or manipulation, which could result in regulatory sanctions and serious harm to Science 37’s reputation. It is not always possible to identify and deter employee misconduct, and such misconduct may result in losses or in governmental investigations or other actions stemming from a failure to be in compliance with laws or regulations. If any such actions are instituted against Science 37, those actions could have a significant adverse impact on Science 37’s business and results of operations, including the imposition of significant fines or other sanctions.
If Science 37 fails to comply with certain healthcare laws, including fraud and abuse laws, Science 37 could face substantial penalties and its business, results of operations, financial condition, and prospects could be adversely affected.
Even though Science 37 does not order healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal, state and foreign healthcare laws and regulations pertaining to fraud and abuse are and will be applicable to Science 37’s business. Science 37 could be subject to healthcare fraud and abuse laws of both the federal government and the states and in foreign countries in which Science 37 conducts its business. Because of the breadth of these laws and the narrowness of available statutory and regulatory exceptions, it is possible that some of Science 37’s business activities could be subject to challenge under one or more of such laws. If Science 37 or its operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to Science 37, Science 37 may be subject to penalties, including civil and criminal penalties, damages, fines, imprisonment, and the curtailment or restructuring of Science 37’s operations, any of which could materially adversely affect its ability to operate its business and its financial results.
Extensive governmental regulation of the clinical trial process and Science 37’s products and services could require significant compliance costs and have a material adverse effect on the demand for its solutions.
The clinical trial process is subject to extensive and strict regulation by the FDA and other regulatory authorities worldwide. Science 37’s products and services are complex and subject to contractual requirements, regulatory standards, and ethical considerations. For example, Science 37 must adhere to applicable regulatory requirements such as those required by the FDA and EMA, including those laws and regulations governing the development and testing of biopharmaceutical products, and Good Clinical Practice (“GCP”) requirements, which govern, among other things, the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials. Once initiated, clinical trials must be conducted pursuant to and in accordance with the applicable investigational new drug application or clinical trial application, the requirements of the relevant institutional review boards , and GCP regulations. If Science 37 fails to conduct or market its products services in accordance with these requirements, regulatory agencies may take action against Science 37 or its customers. Such actions may include sanctions such as injunctions or failure of such regulatory authorities to grant marketing approval of products, imposition of clinical holds or delays, suspension or withdrawal of approvals, rejection of data collected in clinical studies, license revocation, product seizures or recalls, operational restrictions, civil or criminal penalties or prosecutions, damages, or fines. Additionally, there is a risk that actions by regulatory authorities, if they result in significant inspectional observations or other measures, could harm Science 37’s reputation and cause customers not to award future contracts or to cancel existing contracts. Customers may also bring claims against Science 37 for breach of its contractual obligations, and patients in the clinical trials and patients taking drugs approved on the basis of those trials may bring personal injury claims against Science 37. Any such action could have a material adverse effect on our business, financial condition, results of operations, cash flows, or reputation.
The demand for Science 37’s products and services is largely a function of such government regulation, which is subject to change at any time. Changes in the level of regulation, including a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, could have a material adverse effect on the demand for Science 37’s products or services. Proposals to place caps on drug prices could limit the profitability of existing or planned drug development programs, making investment in new drugs and therapies less attractive to pharmaceutical companies. Similarly, the requirements in the United States, the European Union, the Asia Pacific region, and elsewhere to create a detailed registry of all clinical trials could have an impact on customers’ willingness to perform certain clinical studies. Additionally, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our business may be impacted.

Failure to comply with data privacy and security laws, regulations, and industry standards could have a material adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.

As part of our normal business activities, we collect, use, process, store and transmit personal information with respect to our customers, medical professionals, patients and employees, as well as health information from third parties (including research institutions from which it obtains clinical trial data).

As such, we are subject to various federal, state, local, and international laws, rules, and regulations, as well as contractual obligations, industry standards, codes of conduct, and regulatory guidance, relating to the collection, receipt, use, maintenance, storage, use, retention, security, disclosure, transfer and other processing of confidential, sensitive, and personal information. In addition, existing laws and regulations are constantly evolving, and new laws and regulations that apply to our business are being introduced at every level of government in the United States, as well as internationally. Any failure, or perceived failure, by us to comply with any federal or state privacy or security laws, regulations, industry self-regulatory principles, or codes of conduct, regulatory guidance, orders to which we may be subject, or other legal obligations relating to data privacy or security could adversely affect our reputation, brand and business, and may result in claims, liabilities, proceedings or actions against us by governmental entities, customers or others. Any such claims, proceedings or actions could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, result in a loss of customers and result in the imposition of monetary penalties.

In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of such information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. In addition, Science 37 may obtain health information from third parties (including research institutions from which it obtains clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH and regulations promulgated thereunder.
In the European Economic Area (the “EEA”), Science 37 is subject to the EU General Data Protection Regulation (the “GDPR”) which imposes a number of obligations on companies, including, inter alia: (i) accountability and transparency requirements, and enhanced requirements for obtaining valid consent; (ii) obligations to consider data protection as new products or services are developed and to limit the amount of personal data processed; and (iii) obligations to implement appropriate technical and organizational measures to safeguard personal data and to report certain personal data breaches to the supervisory authority without undue delay (and no later than 72 hours where feasible). In addition, the GDPR prohibits the transfer of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws unless a data transfer mechanism has been put in place, such as the use of standard contractual clauses (“SCCs”) and other requirements. These include a requirement for companies to carry out a transfer privacy impact assessment which, among other things, assesses the laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. The GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of consolidated annual worldwide gross revenue), and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Relatedly, the UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior, will be subject to the UK GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover.
Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and Science 37 may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. Furthermore, the laws are not consistent, and compliance in the event of a widespread data breach is costly. In addition, states are constantly proposing new laws, adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. In addition, as new laws are passed, such laws may have potentially conflicting requirements that would make compliance challenging.
Any actual or perceived failure by Science 37 to comply with applicable privacy and data security laws and regulations could result in regulatory investigations, reputational damage, orders to cease/change Science 37’s processing of its data, enforcement notices, and/or assessment notices (for a compulsory audit). Science 37 may also face civil claims including representative actions and other class action-type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damage liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

Changes in U.S. tax laws, and the adoption of tax reform policies or changes in tax legislation or policies in jurisdictions outside of the United States, could adversely affect Science 37’s operating results and financial condition.
Science 37 is subject to federal and state income and non-income taxes in the United States. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating these taxes. Science 37’s effective tax rates could be affected by numerous factors, such as entry into new businesses and geographies, changes to Science 37’s existing business and operations, acquisitions and investments and how they are financed, changes in its stock price, changes in its deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles and interpretations. Science 37 is required to take positions regarding the interpretation of complex statutory and regulatory tax rules and on valuation matters that are subject to uncertainty, and tax authorities may challenge the positions that Science 37 takes.
Certain U.S. state and local tax authorities may assert that Science 37 has a nexus with such states or localities and may seek to impose state and local income taxes on its income allocated to such state and localities.
There is a risk that certain state tax authorities where Science 37 does not currently file a state income tax return could assert that Science 37 is liable for state and local income taxes based upon income or gross receipts allocable to such states or localities. States and localities are becoming increasingly aggressive in asserting nexus for state and local income tax purposes. Science 37 could be subject to additional state and local income taxation, including penalties and interest attributable to prior periods, if a state or local tax authority in a state or locality where Science 37 does not currently file an income tax return successfully asserts that Science 37’s activities give rise to nexus for state income tax purposes. Such tax assessments, penalties and interest may adversely affect Science 37’s cash tax liabilities, results of operations and financial condition.
Taxing authorities may successfully assert that Science 37 should have collected or in the future should collect sales and use or similar taxes for its services which could adversely affect Science 37’s results of operations.
State taxing authorities may assert that Science 37 had economic nexus with their state and were required to collect sales and use or similar taxes with respect to past or future services that Science 37 has provided or will provide, which could result in tax assessments, penalties and interest. The assertion of such taxes against Science 37 for past services, or any requirement that Science 37 collect sales taxes on the provision of future services, could have a material adverse effect on its business, cash tax liabilities, results of operations, and financial condition.
Science 37’s ability to use net operating losses (NOLs) to offset future income may be subject to certain limitations.
As of December 31, 2021, Science 37 had NOLs to offset future taxable income of approximately $176.1 million, of which approximately $30.2 million will begin to expire in 2034, if not utilized. A lack of future taxable income would adversely affect Science 37’s ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset post-change taxable income. For these purposes, an ownership change generally occurs where the equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period (calculated on a rolling basis). Science 37’s existing NOLs may be subject to limitations arising out of previous ownership changes and Science 37 may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. In addition, future changes in Science 37’s stock ownership, including future offerings, as well as other changes that may be outside of its control, could result in additional ownership changes under Section 382 of the Code. Science 37’s NOLs may also be impaired under similar provisions of state law. Science 37 has not completed a formal study to determine if any ownership changes within the meaning of Sections 382 and 383 of the Code have occurred. If such ownership change has occurred, Science 37's ability to use its NOLs or tax credit carryforwards may be restricted, which could require Science 37 to pay federal or state income taxes earlier than would be required if such limitations were not in effect. Science 37 has recorded a full valuation allowance related to its NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
In addition to the limitations discussed above under Sections 382 of the Code, the utilization of NOLs incurred in taxable years beginning after December 31, 2017, are subject to limitations adopted by the Tax Cuts and Jobs Act enacted in 2017 (the “TCJA”), as modified by the Coronavirus Aid, Relief, and Economic Security Act enacted in March 2020 (the “CARES Act”). Under the TCJA, in general, NOLs generated in taxable years beginning after December 31, 2017 may offset no more than 80% of such year’s taxable income and there is no ability for such NOLs to be carried back to a prior taxable year. The CARES Act modifies the TCJA with respect to the TCJA’s limitation on the deduction of NOLs and provides that NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, the CARES Act eliminates the limitation on the deduction of NOLs to 80% of current year taxable income for taxable years beginning before January 1, 2021. As a result of such limitation, Science 37 may be required to pay federal income tax in some future year notwithstanding that it had a net loss for all years in the aggregate.
Science 37’s reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
U.S. generally accepted accounting principles (“GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on Science 37’s reported results of operations and could affect the reporting of transactions already completed before the announcement of such change.
Risks Related to the Company’s Common Stock
Science 37 incurs significant costs due to operating as a newly public company and its management will be required to devote substantial time to compliance with the regulatory requirements placed on public companies.
As a newly public company with substantial operations, Science 37 incurs significant legal, accounting and other expenses. The costs of preparing and filing annual, quarterly and current reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will be time-consuming and costly.
It is also time-consuming, difficult and costly for Science 37 to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Certain members of Science 37’s management have limited or no experience operating a company whose securities are listed on a national securities exchange or with the rules and reporting practices required by the federal securities laws as applied to a publicly traded company. Science 37 may need to recruit, hire, train and retain additional financial reporting, internal control and other personnel in order to develop and implement appropriate internal controls and reporting procedures.
Failure to maintain an effective system of internal control over financial reporting may have an adverse effect on Science 37’s stock price.
Pursuant to Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC, we are required to provide, among other things, an annual management assessment of the effectiveness of our internal control over financial reporting in future annual reports on Form 10-K that we file with the SEC and to report any material weakness in our internal controls. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC. If we cannot in the future favorably assess the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our common stock price.
Because the Company became a public reporting company by means other than a traditional underwritten initial public offering, the Company’s stockholders may face additional risks and uncertainties.
Because the Company did not become a public reporting company by means of a traditional underwritten initial public offering, security or industry analysts may not provide, or be less likely to provide, coverage of the Company. Investment banks may also be less likely to agree to underwrite secondary offerings on behalf of the Company than they might if the Company became a public reporting company by means of a traditional underwritten initial public offering, because they may be less familiar with the Company as a result of more limited coverage by analysts and the media. The failure to receive research coverage or support in the market for the Company’s common stock could have an adverse effect on the Company’s ability to develop a liquid market for the Company’s common stock. See “— If securities or industry analysts do not publish research or reports about the Company, or publish negative reports, the Company’s stock price and trading volume could decline.”

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.
There can be no assurances that we will be able to maintain the listing of our common stock on the Nasdaq in the future. If we fail to maintain the listing, and if Nasdaq or another national securities exchange does not list our common stock on its exchange, our stockholders could face significant material adverse consequences, including:
•a limited availability of market quotations for our common stock;
•reduced liquidity for our common stock;
•a determination that our common stock is a “penny stock” which will require brokers to adhere to more stringent rules and possibly result in a reduced level of trading activity
•in the secondary trading market for our common stock;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If our common stock were not listed on the Nasdaq, such securities would not qualify as covered securities and we would be subject to regulation in each state in which it offers securities because states are not preempted from regulating the sale of securities that are not covered securities
The Sponsor, stockholders of Legacy Science 37 and the PIPE Investors beneficially own a significant equity interest in the Company and may take actions that conflict with the interests.
The interests of LifeSci Holdings, LLC (the “Sponsor”), stockholders of Legacy Science 37 and the PIPE Investors (defined below) may not align with the interests of the Company and its other stockholders. The Sponsor, certain stockholders of Legacy Science 37 and the PIPE Investors are each in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with the Company. As such, they may also pursue acquisition opportunities that may be complementary to the Company’s business and, as a result, those acquisition opportunities may not be available to the Company.
We may issue additional shares of common stock or other equity securities, in certain circumstances, without your approval, which issuances would dilute your ownership interests and may depress the market price of your shares.
We may issue additional shares of our common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of indebtedness that may be outstanding at such time or under our 2021 Plan and our ESPP, without stockholder approval, in a number of circumstances. In addition, we may issue up to 12,500,000 shares of our common stock as Earn-Out Shares (defined below) that certain Science 37 Holders have the contingent right to receive following the Business Combination upon the achievement of certain stock price-based vesting conditions.
Our issuance of additional shares of our common stock or other equity securities of equal or senior rank could have the following effects:
•your proportionate ownership interest in us will decrease;
•the relative voting strength of each previously outstanding share of our common stock may be diminished; or
•the market price of shares of our common stock may decline.
The market price of our common stock is likely to be highly volatile.
The trading price of our common stock could be volatile and subject to wide fluctuations. The trading price of our common stock will depend on many factors, including those described in this “Risk Factors” section, many of which will be beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid for them. Any of the factors listed below could have a material adverse effect on your investment in our common stock, which may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our common stock may not recover and may experience a further decline.
Factors affecting the trading price of our common stock may include:

•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to ours;
•changes in the market’s expectations about our operating results;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;
•speculation in the press or investment community;
•actual or anticipated developments in our business, competitors’ businesses or the competitive landscape generally;
•the operating results failing to meet the expectation of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning Science 37 or the market in general;
•operating and stock price performance of other companies that investors deem comparable to ours;
•changes in laws and regulations affecting our business;
•commencement of, or involvement in, litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•the volume of our common stock available for public sale;
•any major change in our board of directors or management;
•sales of substantial amounts of our common stock by our directors, officers or significant stockholders or the perception that such sales could occur;
•general economic and political conditions such as recessions, interest rates, “trade wars,” pandemics (such as COVID-19) and acts of war or terrorism; and
•other risk factors listed under “Risk Factors.”
Broad market and industry factors may materially harm the market price of our common stock irrespective of our operating performance. The stock market in general and the Nasdaq have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our common stock, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial condition or results of operations. Broad market and industry factors, including, most recently, the impact of the novel coronavirus, COVID-19, and any other global pandemics, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our Common Stock, regardless of our actual operating performance. A decline in the market price of our common stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
Volatility in the Company’s share price could subject the Company to securities class action litigation.
In the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. Litigation of this type, if instituted against the Company, could result in substantial costs and a diversion of our management’s attention and resources, which could harm our business. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.
Since we have no current plans to pay regular cash dividends on the Company’s common stock, stockholders may not receive any return on investment unless they sell their common stock for a price greater than that which they paid for it.
We do not currently anticipate paying any regular cash dividends on the Company’s common stock. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements and other factors that the Board may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of any future outstanding indebtedness we or our subsidiaries incur. Therefore, any return on investment in our common stock is solely dependent upon the appreciation of the price of our common stock on the open market, which may not occur.

Future sales of shares of the Company’s common stock may depress its stock price.
Sales of a substantial number of shares of the Company’s common stock, or the perception that these sales might occur, could depress the market price of the Company’s common stock and could impair its ability to raise capital through the sale of additional equity securities.
Delaware law, the Company’s Charter and Bylaws contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
The Company’s Charter, Bylaws and the Delaware General Corporation Law (DGCL) contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of the Company’s common stock, and therefore depress the trading price of the Company’s common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board or taking other corporate actions, including effecting changes in our management. Among other things, the Company’s Charter and Bylaws include provisions regarding:
•a staggered Board whereby the directors are divided into three classes, with each class subject to retirement and re-election once every three years on a rotating basis;
•the ability of the Board to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the election of directors to be determined by a plurality of votes cast by the stockholders;
•the limitation of the liability of, and the indemnification of, the Company’s directors and officers;
•the Company’s election to not be governed by Section 203 of the DGCL;
•the limitation on the stockholders’ ability to act by written consent;
•the ability of the Board to amend the bylaws, which may allow the Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt;
•advance notice procedures with which stockholders must comply to nominate candidates to the Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company; and
•the ability to call special meetings of the stockholders which can be exercised only by a majority of the Board, the chairperson of the Board, the chief executive officer or the president.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Board or management.
LSAQ entered into a Director Nomination Agreement with certain of Legacy Science 37 stockholders which, together with the Company Bylaws, provides such stockholders with certain governance rights with respect to the Company.
LSAQ, the Sponsor, Legacy Science 37 and certain stockholders of Legacy Science 37 entered into a Director Nomination Agreement, pursuant to which each party agreed that our board of directors would initially, upon the effectiveness of the Business Combination, consist of at least seven members, one of which will be appointed by LSAQ pursuant to the Merger Agreement, and the remainder of which would be appointed by Legacy Science 37. The Director Nomination Agreement provides, among other things, that from and after the closing of the Business Combination and until such time as it beneficially owns less than 10.0% of our then-issued and outstanding shares of common stock, each of the applicable stockholders will be entitled to nominate one person for election as a director of our Board at the applicable meeting of our stockholders, and subject to our Board's fiduciary duties, our Board will recommend these directors for stockholder approval.
The provision of the Company Bylaws requiring exclusive forum in certain courts in the State of Delaware or the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.
The Company’s Bylaws will require, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or stockholders to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL, the Company’s Charter or Bylaws or (iv) any action asserting a claim against us governed by the internal affairs doctrine will have to be brought in a state court located within the state of Delaware (or if no state court of the State of Delaware has jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. The foregoing provision will not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction.
Additionally, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of the Company’s capital stock will be deemed to have notice of and consented to the forum provisions in the Company’s Charter. The enforceability of similar choice of forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and it is possible that, in connection with claims arising under federal securities laws, a court could find the choice of forum provisions contained in the Company’s Bylaws to be inapplicable or unenforceable.
Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or stockholders, which may discourage lawsuits with respect to such claims. Further, in the event a court finds either exclusive forum provision contained in the Company’s Charter to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
We are an emerging growth company, and the reduced reporting requirements applicable to emerging growth companies may make our shares less attractive to investors.
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the IPO of LSAQ, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of shares of our common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies.
Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements.
We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price may be more volatile.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Not applicable.
Item 3. Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or in the aggregate have a material adverse effect on our business, results of operations, financial condition or cash flows.
Item 4. Mine Safety Disclosures
None.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the Nasdaq Stock Market LLC under the symbol “SNCE”.
Holders of Record
As of December 31, 2021, there were 114,991,026 of our shares of common stock issued and outstanding held by approximately 221 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.
Dividends
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any financing instruments. The terms of our existing term loan agreement preclude us from paying cash dividends without consent. Our ability to declare dividends may also be limited by restrictive covenants pursuant to any other future debt financing agreements.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12, “Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters,” for information related to securities authorized for issuance under the Company's equity compensation plans.
Recent Sales of Unregistered Equity Securities
None other than as set forth in our Current Report on Form 8-K filed with the SEC on October 13, 2021.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved.]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
On October 6, 2021, Science 37 Holdings, Inc. consummated a merger (“Merger Transaction”) by and among LifeSci Acquisition II Corp. (“LSAQ”), LifeSci Acquisition II Merger Sub, Inc., a wholly owned subsidiary of LifeSci Acquisition II Corp. (“Merger Sub”) and Science 37, Inc. (“Legacy Science 37”). A business combination (“Business Combination”) between LifeSci Acquisition II Corp. and Legacy Science 37 was effected through the merger of Merger Sub with and into Legacy Science 37, with Legacy Science 37 as the surviving company and a wholly-owned subsidiary of LifeSci Acquisition II Corp. In conjunction with the merger, LifeSci Acquisition II Corp. changed its name to Science 37 Holdings, Inc.
The Business Combination was accounted for as a reverse recapitalization in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Under this method of accounting, LifeSci Acquisition II Corp. was treated as the “acquired” company and Legacy Science 37 was treated as the acquirer for financial reporting purposes. Except as otherwise provided herein, our financial statements presentation includes (1) the results of Legacy Science 37 as our accounting predecessor for periods prior to the completion of the Business Combination and (2) the results of Science 37 Holdings, Inc. for periods after the completion of the Business Combination.
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition. The following discussion should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. See “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Legacy Science 37 prior to the Business Combination and to Science 37 Holdings, Inc. following the closing of the Business Combination.
A discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019 has been reported previously in our final prospectus dated January 25, 2022, filed with the SEC on February 10, 2022 pursuant to Rule 424(b) of the Securities Act, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview of Our Business and Services
Science 37 is a leading provider of technology-based solutions that enable agile clinical trials and decentralized approaches on behalf of biopharmaceutical sponsors. The Company pioneered agile and decentralization methods and developed the industry’s first Agile Clinical Trial Operating System™ (“OS”) combining its unified technology platform, which orchestrates workflows, generates evidence and harmonizes data seamlessly, with its expansive centralized networks of patient communities, telemedicine investigators, mobile nurses, provider communities, remote coordinators and data and device. By bringing research to patients and providers more directly, we believe the OS helps sponsors speed patient enrollment, enable better retention and increase accessibility for representative patient populations, all of which helps accelerate the development of potentially life-saving treatments through faster study timelines and a more representative and diverse patient population.
Key Factors Affecting Science 37’s Performance
We derive our revenue primarily from contractual arrangements to enable and enhance clinical trials through technology and services as well as licensing our proprietary technology platform to a variety of life science institutions. Thus, the following factors have been important to our business and we expect them to impact our business, results of operations and financial condition in future periods:
Core business growth and expansion of technology capabilities
Our sustained growth will require continued adoption and utilization of our products and service offerings by new and existing customers. Our revenue growth rate and long-term profitability are affected by our ability to expand our customer base through market penetration and drive broader adoption of our technology platform. Our financial performance will depend on our ability to attract, retain and sell additional solutions to our customers under favorable contractual terms.
Expansion into adjacent markets
Maintaining our growth will require additional expansion of our offerings across key verticals, including CRO partnerships, electronic clinical outcome assessment capabilities, real-world evidence, clinical care, and diversity in clinical research. Our financial performance will depend on our ability to continue to execute our expansion across these key verticals with favorable contractual terms.
Continued investment in growth
We plan to continue investing in our business, including our internally developed OS, so we can capitalize on our market opportunity and increase awareness of the value that can be realized with decentralized clinical trials. We also expect to continue to make focused investments in marketing to drive brand awareness, increase the number of opportunities and further penetrate the market. We also intend to make certain investments in our general and administrative functions as we scale to meet our reporting, compliance and other obligations as a public company. Although we expect these activities will negatively impact our results in the near term, we believe that these investments will contribute to our long-term growth and positively impact our business and results of operations.
Key Performance Measures
We review certain key performance measures, discussed below, to evaluate our business and results, measure performance, identify trends, formulate plans and make strategic decisions. We believe that the presentation of such metrics is useful to the Company’s investors because they are used to measure and model the performance of companies such as ours.
Backlog and Net Bookings
Our backlog represents anticipated revenue for work not yet completed or performed (i) under signed contracts, letters of intent and, in some cases, bookings that are supported by other forms of written communication and (ii) where there is sufficient or reasonable certainty about the customer’s ability and intent to fund and commence the services within six months. Backlog and backlog conversion (defined as quarterly revenue for the period divided by opening backlog for that period) vary from period to period depending upon new authorizations, contract modifications, cancellations and the amount of revenue recognized under existing contracts.
We continually evaluate our backlog to determine if any previously awarded work is no longer expected to be performed. If we determine that previously awarded work is no longer probable of performance, we will remove the value from our backlog based on the risk of cancellation. We recognize revenue from these bookings as services are performed, provided the Company has received proper authorization from the customer. We exclude from backlog revenues that have been recognized and reported in the statement of operations.
Although an increase in backlog will generally result in an increase in future revenue to be recognized over time (depending on future contract modifications, contract cancellations and other adjustments), an increase in backlog at a particular point in time does not necessarily correspond to an increase in revenue during a particular period. The timing and extent to which backlog will result in revenue depends on many factors, including the timing of commencement of work, the rate at which services are performed, scope changes, cancellations, delays, receipt of regulatory approvals and the nature, duration, size, complexity, and phase of the studies. The Company’s contracts generally have terms ranging from several months to several years. In addition, delayed projects remain in backlog unless they are canceled. As a result of these and other factors, our backlog might not be a reliable indicator of future revenue and we might not realize all or any part of the revenue from the authorizations in backlog as of any point in time.
Net bookings represent new business awards, net of contract modifications, contract cancellations, and other adjustments. Net bookings represent the minimum contractual value for the initial planned duration of a contract as of the contract execution date. The minimum fixed fees, upfront implementation fees and technology and support fees are included in net bookings. Estimates of variable revenue for utilization in excess of the contracted amounts is not included in the value of net bookings. Net bookings vary from period to period depending on numerous factors, including customer authorization volume, sales performance and the overall health of the life sciences industry, among others.
Our backlog as of December 31, 2021 and 2020 and net bookings for the years ended December 31, 2021 and 2020 were as follows:

(In thousands)	2021	2020	Change
Backlog	$163,884	$59,596	$104,288	175.0%
Net bookings	163,900	55,732	108,168	194.1%
The increase in net bookings for the year ended December 31, 2021 and the increase in backlog as of December 31, 2021 as compared to the prior period were primarily due to new business as a result of increased demand for the

Company’s remote clinical trial support. We expect this growth to continue as companies are pursuing and realizing the many benefits of decentralized trials.
Components of Results of Operations
Revenues
The Company derives its revenues primarily from two sources: (i) contractual arrangements to enable and enhance clinical trials through technology and services, and (ii) licensing of its proprietary technology platform to a variety of life science institutions.
Total revenues are comprised of revenues from the provision of the Company’s decentralized services, including enhanced services from the use of the Company’s hosted proprietary software. Revenues also include reimbursable and out of pocket expenses provided for in the Company’s contracts with its customers.
See “Critical Accounting Policies and Estimates — Revenue Recognition,” below, for a more detailed discussion of our revenue recognition policy.
Cost of Revenues
Cost of revenues include the direct costs to conduct the Company’s trials remotely and make available the Company’s technology solutions. Cost of revenues consist primarily of compensation, benefits, and other employee-related costs, including expenses for stock-based compensation, contract labor, trial advertising and marketing, investigator payments, and reimbursable out-of-pocket expenses directly related to delivering on the Company’s contracts. Cost of revenues is driven primarily by the number of clinical trials in which the Company is contracted to provide services, and it typically increases or decreases with changes in revenue but may fluctuate from period to period as a percentage of revenue due to project labor utilization and mix, the type of services, changes to the timing of work performed and project inefficiencies, among other factors. Our business and operational models are designed to be highly scalable and leverage variable costs to support revenue-generating activities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs related to sales, marketing, and administrative functions (including human resources, legal, finance, and general management) such as compensation and benefits, travel, professional services, facilities, recruiting and relocation, training, sales commissions and expenses for stock-based compensation, and information technology.
Depreciation and Amortization
Depreciation and amortization represent the costs charged for the Company’s property, equipment and capitalized software development. The Company records depreciation and amortization on property and equipment using the straight-line method, based on the estimated useful lives of the respective assets. The Company depreciates leasehold improvements over the shorter of the lease term or the estimated useful lives of the improvements. The Company amortizes software development costs over three years. We will continue to invest additional resources in our technology platform, to expand its capabilities and ensure that customers are realizing the full benefit of our offerings. The level and timing of investment in these areas could affect our depreciation and amortization expense in the future.
Restructuring Costs
Restructuring costs consist of employee severance and benefits. The Company carried out a reduction in force in administrative positions in the first quarter of 2020 to better align resources with its then-current needs.
Other Income (Expense), Net
Other income (expense), net, consists of interest income, sublease income, and the change in the fair value of the earn-out liability.
We determined that the contingent obligation to issue Earn-Out Shares to existing Legacy Science 37 shareholders is not indexed to our stock under ASC Topic 815-40 and is therefore required to be accounted for as a liability and remeasured at fair value each reporting period, with changes in fair value reported as a component of other income (expense), net.

Results of Operations
Comparison of the Years Ended December 31, 2021 and December 31, 2020
The following table sets forth our consolidated statements of operations data for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(In thousands)	2021	2020
Consolidated Statement of Operations and Comprehensive Loss:
Revenues:
Revenues (including amounts with related parties)	$59,597	$23,704
Operating expenses:
Cost of revenues (including amounts with related parties)	42,394	22,597
Selling, general and administrative	73,122	28,351
Depreciation and amortization	7,799	4,447
Restructuring costs	—	772
Total operating expenses	123,315	56,167
Loss from operations	(63,718)	(32,463)
Other income (expense):
Interest income	3	77
Sublease income (including amounts with related parties)	685	709
Change in fair value of earn-out liability	(31,300)
Other income	—	3
Total other income (expense)	(30,612)	789
Income tax expense	1	—
Net loss and comprehensive loss	$(94,331)	$(31,674)
Revenue
Revenue for the years ended December 31, 2021 and 2020 was as follows:

(In thousands)	2021	2020	Change
Revenues	$59,597	$23,704	$35,893	151.4%
Revenue increased $35.9 million, or 151.4%, to $59.6 million for the year ended December 31, 2021 as compared to $23.7 million in the year ended December 31, 2020. This increase was primarily driven by organic volume growth seen in higher opening backlog at the beginning of the period as compared to the prior year, as well as from more bookings and associated revenue related to significant and continuing growth in demand for the Company’s core competency, decentralized clinical trial and clinical trial support.
Cost of Revenues
Cost of revenues for the years ended December 31, 2021 and 2020 was as follows:

(In thousands)	2021	2020	Change
Cost of revenues	$42,394	$22,597	$19,797	87.6%
% of revenue	71.1%	95.3%
Cost of revenues increased $19.8 million, or 87.6% to $42.4 million for the year ended December 31, 2021 as compared to $22.6 million for the year ended December 31, 2020, primarily to support revenue growth during 2021. To support this growth, the Company experienced increases in compensation-related expenses including pass-through costs and costs for nurses for trial-related patient activity. Staffing also increased to enable more rapid expansion of our offerings across key verticals and new markets.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the years ended December 31, 2021 and 2020 was as follows:

(In thousands)	2021	2020	Change
Selling, general and administrative	$73,122	$28,351	$44,771	157.9%
% of revenue	122.7%	119.6%
Selling, general and administrative expenses increased by $44.8 million, or 157.9%, to $73.1 million for the year ended December 31, 2021 as compared to $28.4 million for the year ended December 31, 2020, mainly due to investments to support significant company growth and becoming a publicly traded company in conjunction with the merger with LSAQ. This resulted in increased headcount leading to increases in salaries and benefits, web services, software, employee recruiting costs, and transaction costs. Stock-based compensation also increased due to an increase in the value of the Company’s stock during 2021 in anticipation of the merger with LSAQ and the issuance of Earn-Out Shares to existing Legacy Science 37 option holders in conjunction with the Merger Transaction. Consulting services increased to support further enhancement and development of the Company’s internal proprietary technology, human resources consulting to assist with the Company’s expansion, and non-facilitative merger related consulting. Capitalized sales commissions amortization expense increased due to significantly more bookings and related revenue for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Depreciation and Amortization
Depreciation and amortization expense for the years ended December 31, 2021 and 2020 was as follows:

(In thousands)	2021	2020	Change
Depreciation and amortization	$7,799	$4,447	$3,352	75.4%
% of revenue	13.1%	18.8%
Depreciation and amortization expense increased by $3.4 million, or 75.4%, to $7.8 million for the year ended December 31, 2021 as compared to $4.5 million for the year ended December 31, 2020 due to amortization on a larger capitalized software balance year over year consistent with the Company’s focus on continuous development of new features and functionality within its proprietary software.
Restructuring Costs
There were no restructuring activities for the year ended December 31, 2021 and approximately $0.8 million in activities for the year ended December 31, 2020. Restructuring costs decreased for the year ended December 31, 2021 as compared to the year ended December 31, 2020, due to a reduction in force in administrative positions in early 2020 to better align resources with then-current needs and future growth strategy.
Other Income (Expense)
Other income (expense) for the year ended December 31, 2021 was an expense of $30.6 million as compared to income of $0.8 million for the year ended December 31, 2020. The decrease in other income was primarily due to the loss on the change in fair value of the earn-out liability for the period of $31.3 million.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), Adjusted EBITDA, adjusted gross profit, and adjusted net income (loss), all of which are non-GAAP financial measures, are useful in evaluating our business, results of operations, and financial condition.
We use these non-GAAP measures to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively with GAAP financial information, may be helpful to investors in assessing our operating performance. These results should be considered in addition to, not as a substitute for, nor superior to, results reported in accordance with GAAP. Since adjusted EBITDA, adjusted gross profit, and adjusted net income (loss) are not measurements determined in accordance with GAAP, they are susceptible to varying methods of calculation. These metrics, as presented, may not be comparable to other similarly titled measures of other companies.

Adjusted EBITDA is defined as net income (loss), adjusted for income tax benefit (expense), franchise tax expense, depreciation and amortization, interest expense (net), stock-based compensation, other income (expense), net, restructuring and related charges, and certain other non-cash or non-recurring items impacting net income (loss) such as those associated with the Business Combination.
Adjusted gross profit is defined as gross profit (loss) adjusted for stock-based compensation included in direct labor.
Adjusted Net Income (Loss) (including adjusted diluted earnings per share) is defined as net income (loss) excluding transactions that the Company believes are not representative of our core operations, including, restructuring, transaction and integration-related expenses, share-based compensation expense, other income (expense), net; and gain or loss on extinguishment of debt, when applicable.
Adjusted EBITDA, adjusted gross profit, and adjusted net income (loss) are intended as supplemental measures of the Company’s performance that are neither required by, nor presented in accordance with, GAAP. The Company believes that the use of Adjusted EBITDA, adjusted gross profit, and adjusted net income (loss) provides an additional tool for investors to use in evaluating ongoing operating results and trends since they are used as a metric by management to track business performance and compensation related incentives. They may also be used by investors in comparing the Company’s financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that, when evaluating Adjusted EBITDA, adjusted gross profit, and adjusted net income (loss), the Company may incur future expenses similar to those excluded when calculating these measures. In addition, the Company’s presentation of these measures should not be construed as an inference that the Company’s future results will be unaffected by unusual or non-recurring items. The Company’s computation of Adjusted EBITDA, adjusted gross profit, and adjusted net income (loss) may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA, adjusted gross profit, and adjusted net income (loss) in the same fashion.
Because of these limitations, Adjusted EBITDA, adjusted gross profit, and adjusted net income (loss) should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. The Company compensates for these limitations by relying primarily on the Company’s GAAP results and using Adjusted EBITDA, adjusted gross profit, and adjusted net income (loss) on a supplemental basis. You should review the reconciliation of net loss to Adjusted EBITDA, gross profit to adjusted gross profit, and net loss to adjusted net loss below and not rely on any single financial measure to evaluate the Company’s business.
The following tables reconcile net loss to Adjusted EBITDA, gross profit to adjusted gross profit, and net loss to adjusted net loss for the years ended December 31, 2021 and 2020:
Adjusted EBITDA

(In thousands)	2021	2020
Net loss and comprehensive loss	$(94,331)	$(31,674)
Interest income	(3)	(77)
Depreciation and amortization	7,799	4,447
Other income(1)	30,615	(712)
Stock-based compensation expense	8,407	122
Restructuring costs	—	772
Transaction related expenses	3,185	—
Franchise taxes	241	78
Provision for income taxes	1	—
Adjusted EBITDA	$(44,086)	$(27,044)
______________
(1)Includes $31.3 million associated with the change in the fair value of the earn-out liability.

Adjusted gross profit

(In thousands)	2021	2020
Gross profit	$17,203	$1,107
Stock-based compensation expense (direct)	846	(65)
Adjusted gross profit	$18,049	$1,042
Adjusted net loss

(In thousands, except share and per share data)	2021	2020
Net loss and comprehensive loss	$(94,331)	$(31,674)
Interest income	(3)	(77)
Other income(1)	30,615	(712)
Stock-based compensation expense	8,407	122
Restructuring costs	—	772
Transaction related expenses	3,185	—
Adjusted net loss and comprehensive loss	$(52,127)	$(31,569)
Adjusted basic and diluted EPS	$(1.60)	$(2.12)
Weighted average common shares outstanding	32,679,105	14,869,184
______________
(1)Includes $31.3 million associated with the change in the fair value of the earn-out liability.
Liquidity
As of December 31, 2021, the Company had cash and cash equivalents of $214.6 million. For the year ended December 31, 2021, the Company incurred a net loss of $94.3 million and used $36.5 million and $20.6 million of net cash in operating and investing activities, respectively, while financing activities provided $238.2 million of net cash. The Company’s net loss and negative cash flows from operations are due to the start-up and growing nature of our business.
During the year ended December 31, 2020 and through the date of the merger with LSAQ, on October 6, 2021, the Company had primarily been financed with net proceeds from the issuance of multiple series of redeemable preferred stock in the private market. In conjunction with the merger of the Company with LSAQ, which was consummated on October 6, 2021, the Company received $200.0 million in PIPE financing from leading institutional and strategic investors to further fund the Company’s decentralized clinical trial technology platform and extend into new adjacencies. As a result of the Merger Transaction and inclusive of the PIPE financing, the Company received $233.5 million, net of fees and expenses paid in connection with the closing of the Business Combination.
As of December 31, 2021, the Company’s principal source of liquidity was cash and cash equivalents provided from the Merger Transaction and PIPE financing. Science 37 is required to perform an evaluation of its ability to continue as a going concern for twelve months after the issuance of its financial statements, and the Company believes that its cash flows from financing combined with its current cash level will be adequate to support its ongoing operations, capital expenditures and working capital for at least the next twelve months. Future capital requirements will depend on many factors, including investments in growth and technology. In the future, the Company may enter arrangements to acquire or invest in complementary businesses, services, and technologies which may require it to seek additional equity or debt financing.
Cash Flows
Our cash flows from operating, investing, and financing activities for the years ended December 31, 2021 and 2020 were as follows (amounts in thousands):

(In thousands)	2021	2020
Net cash used in operating activities	$(36,478)	$(25,476)
Net cash used in investing activities	(20,576)	(6,166)
Net cash provided by financing activities	238,172	36,317
Net increase in cash, cash equivalents, and restricted cash	$181,118	$4,675

Operating activities
Net cash used in operating activities for the year ended December 31, 2021 was $36.5 million, consisting primarily of a net loss of $94.3 million and changes in working capital of $8.9 million offset by non-cash charges of $48.9 million. The changes in working capital were primarily due to increases in accounts payable, deferred revenue, and accrued expenses partially offset by increases in prepaid expenses. Changes in working capital were impacted by the timing of and receipt of payments in conjunction with the overall continued growth of our operations. The non-cash charges primarily consisted of a loss recorded from the change in fair value of the earn-out liability, stock-based compensation expense, depreciation, and amortization.
Net cash used in operating activities for the year ended December 31, 2020 was $25.5 million, consisting primarily of a net loss of $31.7 million and changes in working capital of $0.3 million offset by net non-cash charges of $6.5 million. The changes in working capital were primarily due to an increase in accounts payable and accrued liabilities and a decrease in accounts receivable due to timing of and receipt of payments in conjunction with the growth of our operations. The non-cash charges primarily consisted of depreciation and amortization as well as stock-based compensation.
Investing activities
Net cash used in investing activities for the year ended December 31, 2021 was $20.6 million consisting of $19.3 million in capitalized software development costs and $1.2 million in purchases of property and equipment.
Net cash used in investing activities in the year ended December 31, 2020 was $6.2 million consisting of $5.8 million in capitalized software development costs and $0.4 million in purchases of property and equipment.
Investing activities for the years ended December 31, 2021 and 2020 reflect the Company’s continued focus on the development of new features and functionality within its proprietary software platform, and the year ended December 31, 2021 also reflects computer purchases due to headcount increases as the Company continued to scale and expand its operations.
We expect to make expenditures for additions and enhancements to our proprietary technology platform and for purchases of property and equipment. The amount, timing and allocation of capital expenditures are largely discretionary and within management’s control. Depending on market conditions, we may choose to defer a portion of our budgeted expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate cash flow.
Financing activities
Net cash provided by financing activities in the year ended December 31, 2021 was $238.2 million consisting primarily of net proceeds from the Merger Transaction, inclusive of the PIPE financing, of $236.7 million and $1.4 million cash received from stock option exercises.
Net cash provided by financing activities in the year ended December 31, 2020 was $36.3 million consisting of net proceeds of $39.9 million from the issuance of Series D-1 redeemable preferred stock offset by the repurchase of common stock of $3.7 million.
Inflation
Our long-term contracts generally include inflation or cost of living adjustments for the portion of the services to be performed beyond one year from the contract date. In the event actual inflation rates are greater than our contractual inflation rates or cost of living adjustments, inflation could have a material adverse effect on our operations or financial condition.
Contractual Obligations and Commitments
Please refer to Note 7 in the notes to consolidated financial statements for details surrounding lease commitments and Note 16 in the notes to consolidated financial statements for information regarding the contingent obligation regarding the Earn-Out shares.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.
While our significant accounting policies are more fully described in Note 2 “Summary of Significant Accounting Policies” of our consolidated financial statements included elsewhere in this report, the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and require our most difficult, subjective, and complex judgments.
Revenue Recognition
The majority of our contracts are service contracts for clinical trial support that represent a single performance obligation. Science 37 provides a significant integration service resulting in a combined output, which is clinical trial data that meets the relevant regulatory standards and can be used by the customer to progress to the next phase of a clinical trial or solicit approval of a treatment by the applicable regulatory body. The performance obligation is satisfied over time as the output is captured in data and documentation that is available for the customer to consume over the course of the arrangement and furthers progress of the clinical trial. We recognize revenue over time using a cost-based input method since there is no single output measure that would fairly depict the transfer of control over the life of the performance obligation. Progress on the performance obligation is measured by the proportion of actual costs incurred to the total costs expected to complete the contract. Costs included in the measure of progress include direct labor and third-party costs (such as payments to investigators and other pass-through expenses related to clinical activities). This cost-based method of revenue recognition requires us to make estimates of costs to complete projects on an ongoing basis. Significant judgment is required to evaluate assumptions related to these estimates as they are based on various assumptions to project future outcomes of events that often span several years. The effect of revisions to estimates related to the transaction price or costs to complete a project are recorded in the period in which the estimate is revised. Most contracts may be terminated upon 30 to 90 days’ notice by the customer; however, in the event of termination, most contracts require payment for services rendered through the date of termination, as well as for subsequent services rendered to close out the contract.
Capitalized Software and the Recognition of Related Amortization to Expense
Science 37’s internal use proprietary software organizes workflows, captures real-time evidence, and harmonizes data during clinical trial support or enhancement. As such, we capitalize software development costs related to the development of our proprietary platform in accordance with ASC Topic 350-40, Internal Use Software. Capitalized software is recorded at cost less accumulated amortization. Costs incurred during the development stage are capitalized and consist of payroll labor and benefits, to the extent of time spent directly on the development of software, and external direct costs of materials and labor. Payroll and benefits are allocated based on the percentage of technical employees’ time spent directly on the software which involves some level of estimation. Vacation, holidays, sick time, extended leave, training, and administrative meetings are considered and excluded from the percent capitalized. Training and maintenance costs are expensed as incurred. Amortization commences once the respective assets are placed into service. The amortization of these capitalized software costs for internal use proprietary software is included in depreciation and amortization over an estimated life of three years. The determination of the useful life for capitalized software involves some level of judgment. Amortization expense can be affected by various factors, including new software releases, acquisitions or divestitures of software, and/or impairments.
The Company reviews capitalized software for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected undiscounted future cash flow from the use of the capitalized software and its eventual disposition is less than the carrying value, an impairment loss is recognized and measured using the fair value of the related asset. No impairments were recognized in 2021 or 2020.
Stock-based Compensation
We recognize the cost of share-based awards granted to employees and directors based on the estimated grant-date fair value of the awards. Cost is recognized on a straight-line basis over the service period, which is generally the vesting period of the award. We reverse previously recognized costs for unvested awards in the period that forfeitures occur. We determine the fair value of stock options using the Black-Scholes option pricing model, which is impacted by the following assumptions:

•Expected Term—We use the simplified method when calculating the expected term due to insufficient historical exercise data.
•Expected Volatility—Given the limited market trading history of our common stock, volatility is based on a benchmark of comparable companies within the traditional CRO and health technology industries.
•Expected Dividend Yield—We have not paid any cash dividends on common stock and do not anticipate doing so in the foreseeable future.
•Risk-Free Interest Rate—The interest rates used are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.
Prior to the Merger Transaction, due to the absence of an active market for Legacy Science 37’s common stock, the fair value of the common stock for purposes of determining the common stock price for stock option grants was determined by Science 37’s Board of Directors. Science 37’s Board of Directors set the exercise price of stock options at least equal to the fair value of its common stock on the date of grant. Legacy Science 37’s Board of Directors exercised judgment while considering numerous objective and subjective factors in order to determine the fair market value on each date of grant in accordance with the guidance in the American Institute of Certified Public Accountants Technical Practice Aid entitled, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the AICPA Practice Aid, including the receipt of a valuation prepared by an independent third party with extensive experience valuing common stock of privately held companies.
Earn-Out Shares
Former holders of shares of Legacy Science 37 common stock (including shares received as a result of the conversion of Legacy Science 37 preferred stock) and former holders of options to purchase shares of Legacy Science 37 are entitled to receive their respective pro rata shares of up to 12,500,000 additional shares of SNCE Common Stock (the “Earn-Out Shares”) if, during the period beginning on the Merger Transaction date and ending on October 6, 2024, the share price equal to the volume weighted average price of Science 37’s Common Stock for a period of at least 20 days out of 30 consecutive trading days (each, a “Triggering Event”):
•is equal to or greater than $15.00, a one-time aggregate issuance of 5,000,000 Earn-Out Shares will be made; and
•is equal to or greater than $20.00, a one-time aggregate issuance of 7,500,000 Earn-Out Shares will be made.
In respect of former holders of Legacy Science 37 options, receipt of the Earn-Out Shares is subject to continued services to the Company or one of its subsidiaries at the time of the applicable Triggering Event. If there is a change of control of Science 37 within the three-year period following the closing of the Business Combination that will result in the holders of Science 37 Common Stock receiving a per share price equal to or in excess of any Triggering Event threshold, then immediately prior to such change of control, any Triggering Event that has not previously occurred shall be deemed to have occurred and Science 37 shall issue the Earn-Out Shares to the former holders of shares of Legacy Science 37 Common Stock and former holders of Legacy Science 37 options in accordance with their respective pro rata shares. The estimated fair value of the Earn-Out Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential outcomes over the earn-out period using the most reliable information available.
The Company determined that the contingent obligation to issue Earn-Out Shares to existing Legacy Science 37 shareholders is not indexed to the Company's stock under ASC Topic 815-40 and therefore equity treatment is precluded. The Triggering Event(s) that determine the issuance of the Earn-Out Shares include terms that are not solely indexed to our common stock, and as such liability classification is required. Equity-linked instruments classified as liabilities are recorded at their estimated fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized in other income (expense), net in the accompanying statements of operations and comprehensive income (loss).
The Company determined that the contingent obligation to issue Earn-Out Shares to existing Legacy Science 37 option holders falls within the scope of ASC Topic 718, Share-based Compensation, because the option holders are required to continue providing service until the occurrence of the Triggering Event(s). The fair value of the option holder Earn-Out Shares is recorded as share-based compensation on a straight-line basis over the derived service period determined using the Monte Carlo simulation valuation model and recognized in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

Emerging Growth Company Status
Section 102(b)(1) of the Jumpstart Our Business Startups Act (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable.
The Company is an “emerging growth company” as defined in Section 2(a) of the Securities Act and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. The Company expects to remain an emerging growth company at least through the end of 2022 and expects to continue to take advantage of the benefits of the extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
Recently Issued Accounting Standards
Information relating to recently issued accounting standards is included in Note 2 “Summary of Significant Accounting Policies” of our consolidated financial statements included elsewhere in this report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Under SEC rules and regulations, because we are considered to be a “smaller reporting company”, we are not required to provide the information required by this item in this report.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Science 37 Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Science 37 Holdings, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019
Los Angeles, California
March 22, 2022

Science 37 Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$214,601	$32,479
Restricted cash	—	1,004
Accounts receivable and unbilled services, net (including amounts with related parties)	10,699	11,200
Prepaid expenses and other current assets	7,403	1,365
Total current assets	232,703	46,048
Property and equipment, net	1,393	535
Operating lease right-of-use assets	2,086	2,210
Capitalized software, net	24,290	8,054
Other assets	326	184
Total assets	$260,798	$57,031
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$12,819	$4,402
Accrued expenses and other liabilities	17,073	8,763
Deferred revenue	5,130	5,136
Total current liabilities	35,022	18,301
Long-term liabilities:
Long-term deferred revenue	2,478	428
Operating lease liabilities	1,322	1,128
Other long-term liabilities	1,477	223
Long-term earn-out liability	98,900	—
Total liabilities	139,199	20,080
Commitments and contingencies (Note 15)
Redeemable convertible preferred stock:
Redeemable convertible preferred stock, $0.0001 par value; 100,000,000 and 75,685,626 shares authorized, 0 and 75,495,266 issued and outstanding at December 31, 2021 and 2020, respectively	—	143,086
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 400,000,000 and 114,290,527 shares authorized, 114,991,026 and 5,019,582 issued and outstanding at December 31, 2021 and 2020, respectively	11	1
Additional paid-in capital	323,666	1,611
Accumulated deficit	(202,078)	(107,747)
Total stockholders’ equity (deficit)	121,599	(106,135)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$260,798	$57,031

See accompanying notes to consolidated financial statements.

Science 37 Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Year Ended December 31
	2021	2020
Revenues (including amounts with related parties)	$59,597	$23,704
Operating expenses:
Cost of revenues (including amounts with related parties)	42,394	22,597
Selling, general and administrative	73,122	28,351
Depreciation and amortization	7,799	4,447
Restructuring costs	—	772
Total operating expenses	123,315	56,167
Loss from operations	(63,718)	(32,463)
Other income (expense):
Interest income	3	77
Sublease income (including amounts with related parties)	685	709
Change in fair value of earn-out liability	(31,300)	—
Other income	—	3
Total other income (expense)	(30,612)	789
Loss before income taxes	(94,330)	(31,674)
Income tax expense	1	—
Net loss and comprehensive loss	$(94,331)	$(31,674)
Net loss per share:
Basic and diluted	$(2.89)	$(2.13)
Weighted average common shares outstanding:
Weighted average shares used to compute basic and diluted net loss per share	32,679,105	14,869,184
See accompanying notes to consolidated financial statements.

Science 37 Holdings, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)1
Years Ended December 31, 2021 and 2020
(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2019 (as previously reported)	32,654	$106,884	8,396	$1	$1,374	$(75,961)	$(74,586)
Retroactive application of the recapitalization due to Merger (refer to Note 3)	26,623	—	6,847	1	(1)	—	—
Balances at December 31, 2019, effect of Merger (refer to Note 3)	59,277	$106,884	15,243	$2	$1,373	$(75,961)	$(74,586)
Impact of adoption of ASC 842	—	—	—	—	—	(112)	(112)
Stock-based compensation expense	—	—	—		122	—	122
Proceeds from option exercises	—	—	299	—	132	—	132
Preferred Series D-1 issuance, net of issuance costs	16,408	39,860	—	—	—	—	—
Treasury stock	(190)	(3,658)	(10,522)	(1)	(16)	—	(17)
Net loss	—	—	—	—	—	(31,674)	(31,674)
Balances at December 31, 2020	75,495	$143,086	5,020	$1	$1,611	$(107,747)	$(106,135)
Stock-based compensation expense	—	—	—	—	8,407	—	8,407
Proceeds from option exercises	—	—	3,606	—	1,432	—	1,432
Proceeds from warrant exercises	—	—	12	—	10	—	10
Conversion of redeemable convertible preferred shares into common shares (refer to Note 11)	(75,495)	(143,086)	75,495	7	143,079	—	143,086
Merger shares issuance, net of transaction costs	—	—	10,858	1	52,199	—	52,200
PIPE shares issuance, net of transaction costs	—	—	20,000	2	184,528	—	184,530
Contingently issuable earn-out shares (refer to Note 16)	—	—	—	—	(67,600)	—	(67,600)
Net loss	—	—	—	—	—	(94,331)	(94,331)
Balances at December 31, 2021	—	$—	114,991	$11	$323,666	$(202,078)	$121,599
See accompanying notes to consolidated financial statements.
1 Historical shares and capital amounts have been retroactively restated for reverse recapitalization as described in Note 1.

Science 37 Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31
	2021	2020
Operating activities
Net loss	$(94,331)	$(31,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,799	4,447
Non-cash lease expense related to operating lease right-of-use assets	1,429	1,885
Stock-based compensation	8,407	122
Loss on change in fair value of earn-out liability	31,300	–
Loss on disposal of fixed assets	10	–
Changes in assets and liabilities:
Accounts receivable and unbilled services, net (including amounts with related parties)	501	(7,860)
Prepaid expenses and other current assets	(6,026)	(226)
Other assets	(142)	363
Accounts payable	5,243	3,832
Accrued expenses and other current liabilities	7,158	6,782
Deferred revenue	2,044	632
Operating lease liabilities	(1,112)	(3,607)
Other, net	1,242	(172)
Net cash used in operating activities	(36,478)	(25,476)
Investing activities
Capitalization of software development costs	(19,345)	(5,814)
Purchases of fixed assets	(1,231)	(352)
Net cash used in investing activities	(20,576)	(6,166)
Financing activities
Proceeds from Series D-1 financing, net of issuance costs	–	39,860
Repurchase of common stock	–	(3,675)
Proceeds from warrant exercises	10	–
PIPE shares issuance, net of transaction costs	184,530	–
Merger shares issuance, net of transaction costs	52,200	–
Cash received from stock option exercises	1,432	132
Net cash provided by financing activities	238,172	36,317
Net increase in cash, cash equivalents, and restricted cash	181,118	4,675
Cash, cash equivalents, and restricted cash, beginning of period	33,483	28,808
Cash, cash equivalents, and restricted cash, end of period	$214,601	$33,483
Supplemental disclosures of non-cash activities
Net change in accounts payable and accrued expenses and other current liabilities related to capitalized software and fixed asset additions	$(4,325)	$(375)
ROU asset obtained in exchange for operating lease liabilities	$(1,305)	$(4,096)
Conversion of preferred stock into common stock	$(143,086)	$—
Earn-out shares	$67,600	$—
See accompanying notes to consolidated financial statements.

Science 37 Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020

1. Company Background and Basis of Presentation
Description of Business
On October 6, 2021 (the “Closing Date”), Science 37 Holdings, Inc., a Delaware corporation (formerly named LifeSci Acquisition II Corp. or “LSAQ”, a publicly traded special purpose acquisition company) consummated a merger pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated May 6, 2021, by and among LifeSci Acquisition II Corp., LifeSci Acquisition II Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of LifeSci Acquisition II Corp. (“Merger Sub”), and Science 37, Inc., a Delaware corporation (“Legacy Science 37”).
Pursuant to the terms of the Merger Agreement, a business combination between LifeSci Acquisition II Corp. and Legacy Science 37 was effected through the merger of Merger Sub with and into Legacy Science 37, with Legacy Science 37 remaining as the surviving company and a wholly-owned subsidiary of LifeSci Acquisition II Corp. (the “Merger” and collectively with the other transactions described in the Merger Agreement, the “Business Combination”). On the Closing Date, LifeSci Acquisition II Corp. changed its name to Science 37 Holdings, Inc. (the “Company” or “Science 37”).
Science 37 is a leading provider of technology-based solutions that enable agile clinical trials and decentralized approaches on behalf of biopharmaceutical sponsors. The Company pioneered agile and decentralization methods and developed the industry’s first Agile Clinical Trial Operating System™ (“OS”) combining its unified technology platform, which orchestrates workflows, generates evidence and harmonizes data seamlessly, with its expansive centralized networks of patient communities, telemedicine investigators, mobile nurses, provider communities, remote coordinators and data and device. By bringing research to patients and providers more directly, the OS helps sponsors speed patient enrollment, enable better retention and increase accessibility for representative patient populations, all of which helps accelerate the development of potentially life-saving treatments through faster study timelines and a more representative and diverse patient population.
Liquidity
Under Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued.
Pursuant to subscription agreements entered into in connection with the Merger Agreement (collectively, the “Subscription Agreements”), certain investors agreed to subscribe for an aggregate of 20,000,000 newly-issued shares of Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $200.0 million (the “PIPE”). As a result of the Business Combination and inclusive of the PIPE financing, the Company received $233.5 million, net of fees and expenses paid in connection with the closing of the Business Combination. As of December 31, 2021, the Company had approximately $214.6 million of unrestricted cash.
While the Company has continued to experience increased costs that adversely affect the Company’s current results of operations and liquidity, the Company believes that its current cash level will be adequate to support its ongoing operations, capital expenditures and working capital for at least the next twelve months. As such, the Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.
Basis of Presentation
The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of Science 37 Holdings, Inc. and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.
Pursuant to the Merger Agreement, the merger between Merger Sub and Legacy Science 37 was accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method of accounting, LifeSci Acquisition II Corp. was treated as the “acquired” company and Legacy Science 37 is treated as the acquirer for financial reporting purposes.

Science 37 Holdings, Inc.
Notes to Consolidated Financial Statements (continued)
December 31, 2021 and 2020
1. Company Background and Basis of Presentation (continued)
Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Legacy Science 37 issuing stock for the net assets of LifeSci Acquisition II Corp., accompanied by a recapitalization. The net assets of LifeSci Acquisition II Corp. are stated at historical cost, with no goodwill or other intangible assets recorded in conjunction with the Reverse Recapitalization.
Legacy Science 37 was determined to be the accounting acquirer based on the following predominant factors:
•Legacy Science 37’s existing stockholders have the greatest voting interest in the Company;
•The largest individual stockholder in the Company was an existing stockholder of Legacy Science 37;
•Legacy Science 37’s directors represent the majority of the new Board of Directors of the Company;
•Legacy Science 37’s senior management is the senior management of the Company; and
•Legacy Science 37 is the larger entity based on historical revenue and has the larger employee base.
The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Legacy Science 37. The shares and corresponding capital amounts and losses per share, prior to the Reverse Recapitalization, have been retroactively restated based on shares reflecting the exchange ratio of approximately 1.815 established in the Business Combination.
Concentration Risks
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, deposits of up to $250,000 at Federal Deposit Insurance Corporation (“FDIC”) insured institutions are covered by FDIC insurance. At times, deposits at the Company’s financial institutions may exceed federally insured limits. Management periodically assesses the financial condition of the institutions and believes that any possible credit risk is minimal. The Company has not experienced any loss from such risk.
2. Summary of Significant Accounting Policies
Use of Estimates and Judgments
The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions about future events that affect the amounts reported in its consolidated financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates, judgments, and assumptions. Significant estimates and assumptions include but are not limited to: (1) revenue recognition, (2) accounts receivable and allowance for doubtful accounts, (3) long-lived asset recoverability, (4) useful lives of long-lived assets, (5) stock-based compensation, and (6) fair value measurements, including the fair value of the Earn-Out Shares. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates, and any such differences may be material to the Company’s consolidated financial statements.
Overview of the Impact of COVID-19
In March 2020 the World Health Organization declared the global novel coronavirus disease 2019 (“COVID-19”) outbreak a pandemic. The Company’s original sublease tenant in San Francisco was unable to fulfill its sublease obligations due to the pandemic’s impact on its business operations. The sublessee vacated the facility in February 2021 and a new sublessee was not secured until May 2021, at terms substantially similar to the original sublessee. For the years ended December 31, 2021 and 2020, the Company wrote-off $0.2 million and $0.3 million of sublease receivable against sublease income due to low probability of collection from the original sublessee. No other significant impacts to the Company’s operations due to the COVID-19 outbreak have occurred.

Science 37 Holdings, Inc.
Notes to Consolidated Financial Statements (continued)
December 31, 2021 and 2020
2. Summary of Significant Accounting Policies (continued)
Revenue Recognition
The Company derives its revenues primarily from two sources: (i) contractual arrangements to enable and enhance clinical trials through technology and services, and (ii) licensing of its proprietary hosted technology platform to a variety of life science institutions.
Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company determines revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation
A performance obligation is a promise (or a combination of promises) in a contract to transfer distinct goods or services to a customer and is the unit of accounting under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) for purposes of revenue recognition. A contract’s transaction price is allocated to each separate performance obligation based on the standalone selling price and is recognized as revenue, when, or as, the performance obligation is satisfied. All of the Company’s contracts have a single performance obligation because the promise to transfer individual services is not separately identifiable from other promises in the contracts, and therefore, is not distinct.
The majority of the Company’s revenue arrangements are service contracts that range in duration from a few months to several years. Substantially all of the Company’s performance obligations, and associated revenue, are transferred to the customer over time. The performance obligation is satisfied over time and the Company generally recognizes revenue based on a cost-based input method, due to costs being incurred consistently throughout the life of the contract, as there is no single output measure that would fairly depict the transfer of control over the life of the performance obligation. Progress on the performance obligation is measured by the proportion of actual costs incurred to the total costs expected to complete the contract. Costs included in the measure of progress include direct labor and third-party costs (such as payments to investigators and other pass-through expenses for the Company’s clinical monitors). This cost-to-cost input method of revenue recognition requires the Company to make estimates of costs to complete its projects on an ongoing basis. Contract estimates are based on various assumptions to project future outcomes of events that often span several years and require significant judgment. These estimates are reviewed periodically, and any adjustments are recognized on a cumulative catch-up basis in the period they become known.
The Company generally receives compensation based on measuring progress toward completion using anticipated project budgets and direct labor and prices for each service offering. The Company is also reimbursed for certain third party pass-through and out-of-pocket costs. The pass-through costs are included in total operating expenses. The pass-through costs are also recognized as revenue on a gross basis as the Company is the principal in the relationship (i.e., the Company is primarily responsible for the services provided by third parties, and significantly integrates the services of third parties with its own services in delivering a combined output to the customer). In addition, in certain instances, a customer contract may include forms of variable consideration such as incentive fees, volume rebates or other provisions that can increase or decrease the transaction price. This variable consideration is generally awarded upon achievement of certain performance metrics, program milestones or cost targets. For the purpose of revenue recognition, variable consideration is assessed on a contract-by-contract basis and the amount included in the transaction price is estimated based on the Company’s anticipated performance and in consideration of all information that is reasonably available. Variable consideration is recognized as revenue if and when it is deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved in the future.
The Company has one performance-based contract, which is unique in that the Company’s obligation to the customer is solely for the recruitment of successfully processed patients or “completers”. The successful recruitment of completers constitutes a single performance obligation to our customer. Completer revenue is recognized at a point in time, as completers are processed.

Science 37 Holdings, Inc.
Notes to Consolidated Financial Statements (continued)
December 31, 2021 and 2020
2. Summary of Significant Accounting Policies (continued)
For contracts where the Company licenses its proprietary hosted software independently, value transfers to the customer over time as the customer has access to the system once it is live and continues to benefit over the life of the arrangement. Revenue is recorded straight line over the term of the hosting and maintenance period as there is no better measure of the transfer of value for these services.
Most of the Company’s contracts can be terminated by the customer without cause with a 30-day notice. In the event of termination, the Company’s contracts generally provide that the customer pay the Company for (i) fees earned through the termination date, (ii) fees and expenses for winding down the project, which include both fees incurred and actual expenses, (iii) non-cancellable expenditures, and (iv) in some cases, a fee to cover a portion of the remaining professional fees on the project.
Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in the total contract transaction price. If the customer does not agree to a contract modification, the Company could bear the risk of cost overruns. Most of the Company’s contract modifications are for services that are not distinct from the services under the existing contract due to the significant integration service provided in the context of the contract and therefore result in a cumulative catch-up adjustment to revenue at the date of contract modification.
Capitalized Costs
The Company capitalizes certain costs associated with commissions paid to its employees because these costs are incurred in obtaining contracts that have a term greater than one year and are expected to be recovered. Capitalized costs are included in prepaid expenses and other current assets in the accompanying balance sheet and are amortized to selling, general and administrative expenses on the consolidated statements of operations and comprehensive loss. The Company amortizes these costs in a manner that is consistent with the pattern of revenue recognition described above. The Company expenses costs to obtain contracts that have a term of one year or less when incurred.
Cost of Revenues
Cost of revenues include the direct cost to conduct trials remotely and make available the Company’s technology solutions to its customers. Cost of revenues includes direct labor salaries, direct labor stock-based compensation, and third-party costs (such as payments to investigators, marketing costs, and other pass-through expenses) for the Company’s clinical trial revenue. Clinical trial marketing costs totaled $3.4 million and $6.8 million for the years ended December 31, 2021 and 2020, respectively. Clinical trial marketing costs were elevated in 2020 as compared to 2021 due to the impact of one particular study in 2020.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs related to sales, marketing, and administrative functions (including human resources, legal, finance, and general management) such as compensation and benefits, travel, professional services, facilities, recruiting and relocation, training, sales commissions and expenses for stock-based compensation, and information technology. Corporate branding and other marketing costs totaled $1.3 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively.
Restructuring Costs
Restructuring costs consist of one-time employee termination benefits. The Company accounts for restructuring costs in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. This guidance requires that liabilities related to one-time employee termination benefits be measured and recognized at the date the entity notifies employees of termination, unless employees are required to render services beyond a minimum retention period, in which case the liability is recognized ratably over the future service period. Restructuring liabilities are included in accrued expenses.
Foreign Currency
The Company has one bank account with an immaterial balance denominated in Swiss Francs and therefore has minimal foreign currency exposure.

Science 37 Holdings, Inc.
Notes to Consolidated Financial Statements (continued)
December 31, 2021 and 2020
2. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents
The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents, which consist of cash on deposit with banks are stated at cost, which approximates fair value.
Restricted Cash
Restricted cash consisted of funds held as security related to the Company’s credit instrument held as collateral on the Company’s operating lease that ended in April 2021. Restricted cash was classified as a current or long-term asset based on the timing and nature of when and how the cash was expected to be used or when the restrictions were expected to lapse. As of December 31, 2021, the Company had no restricted cash balance. The Company had a current restricted cash balance of $1.0 million as of December 31, 2020.
Accounts Receivable, Unbilled Services, and Deferred Revenue
The Company establishes prerequisites for billings based on contractual terms, including payment schedules and the completion of milestones. In general, the Company’s intention in its invoicing and related payment terms is to maintain cash neutrality over the life of the contract. Generally, the payment terms are 30 to 90 days. Upfront payments, when they occur, are intended to cover certain expenses the Company incurs at the beginning of the contract. Neither the Company nor its customers view such upfront payments and contracted payment schedules as a means of financing.
Unbilled services represent revenue earned and recognized for services performed for which amounts have not yet been billed to the customer in accordance with contractual terms. Contractual provisions and payment schedules may or may not correspond to the timing of the performance of services under the contract. Unbilled services include contract assets, under which the right to bill the customer is subject to factors other than the passage of time, such as the satisfaction of milestones. Accounts receivable and unbilled services are recorded, net, on the balance sheet.
Deferred revenue is a contract liability that consists of customer payments received in advance of performance. The Company reduces deferred revenue and recognizes revenue as the related performance obligations for services are performed. Deferred revenue is classified as a current liability on the balance sheet when the Company expects to recognize the associated revenue in less than one year, and a long-term liability when the Company expects to recognize the associated revenue in excess of one year.
Allowance for Doubtful Accounts
The Company carries its accounts receivable at net realizable value. The Company maintains a credit approval process and makes judgments to assess its customers’ ability to pay for contracted services. The Company monitors its customers’ credit worthiness and applies judgment in establishing a provision for estimated credit losses based on historical experience, the aging of receivables and customer and industry specific circumstances. The Company continuously monitors collections and payments from its customers and has a policy to write off uncollectible invoices once appropriate collection efforts have been exhausted. The allowance for doubtful accounts is included in accounts receivable on the consolidated balance sheets.
Long-Lived Assets
Property and equipment are recorded at cost less accumulated depreciation. Maintenance and repairs are expensed as incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Furniture and fixtures	5 years
Computer equipment	3 years
Drug storage equipment	5 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life

Science 37 Holdings, Inc.
Notes to Consolidated Financial Statements (continued)
December 31, 2021 and 2020
2. Summary of Significant Accounting Policies (continued)
Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization are removed from the Company’s consolidated financial statements with the resulting gain or loss reflected in the Company’s results of operations.
The Company’s internal use proprietary hosted software organizes workflows, captures real-time evidence, and harmonizes data during clinical trial support or enhancement for its customers. Capitalized software is recorded at cost less accumulated amortization. The Company capitalizes software development cost related to the development of the Company’s proprietary platform in accordance with ASC Topic 350, Intangibles—Goodwill and Other. Internal and external costs incurred during the preliminary stage are expensed as incurred. Costs incurred during the development stage are capitalized and consist of payroll labor, and benefits to the extent of time spent directly on the project and external direct costs of materials and labor. Training and maintenance costs are expensed as incurred. The Company commences amortization once the respective assets are placed into service. The estimated useful life for capitalized software is 3 years. Software cloud computing arrangements that do not contain software licenses are accounted for as service contracts.
Assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected undiscounted future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No material impairments were recognized during the years ended 2021 or 2020.
Leases
The Company has operating leases for corporate offices. Additionally, the Company is the sublessor for certain office space.
On January 1, 2020, the Company adopted Accounting Standards Update (ASU) 2016-02 “Leases” (“Topic 842”) under the revised modified retrospective approach which recognizes the impact of initially applying the new leases standard as a cumulative effect adjustment to accumulated deficit as of the adoption date. Additionally, the Company elected the package of practical expedients permitted under the ASC Topic 842 transition guidance. Under this election, the Company need not reassess (i) the historical lease classification, (ii) whether any expired or existing contract is or contains a lease, or (iii) the initial direct costs for any existing leases.
The Company determines if an arrangement is a lease at inception of the contract. A contract contains a lease if the Company controls the use of an identified asset. Control exists if the Company can direct the use of and obtain substantially all the economic benefit of the asset. Operating lease right-of-use (“ROU”) assets and lease liabilities are recorded on our balance sheet and are measured based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s uses its incremental borrowing rate at lease commencement in determining the present value of future payments. In addition, the operating lease ROU asset includes any prepaid lease payments and initial direct costs and excludes lease incentives. If the Company has an option to extend or terminate a lease and is reasonably certain to exercise that option, the extension or termination is included in the lease term used to measure the lease liability and related ROU asset. Lease expense for minimum lease payments is recognized on a straight-line basis over the term of the lease.
The Company has elected to account for lease components and non-lease components in a contract as a single lease component. For short-term leases (those with a term of one year or less), the Company has elected not to recognize ROU assets and lease liabilities. Lease payments on short-term leases are recognized as lease expense on a straight-line basis over the lease term.
Stock-Based Compensation
The Company measures stock-based compensation cost based on the fair value of the award at the grant date, and recognizes it as expense, net of actual forfeitures as they occur, over the requisite service period of the employee.
The Company accounts for stock options under the fair value method and uses the Black-Scholes model to estimate the value of such awards granted to its employees, consultants, and non-executive directors. Within this model, expected volatility is based upon the historical volatility of a peer group for a period equal to the expected term, as the Company does not have adequate history to calculate its own volatility. The Company believes the expected volatility will approximate the historical volatility of the peer group. The Company does not currently anticipate paying dividends. The

Science 37 Holdings, Inc.
Notes to Consolidated Financial Statements (continued)
December 31, 2021 and 2020
2. Summary of Significant Accounting Policies (continued)
expected term represents the period in which the grants are expected to be outstanding. The risk-free interest rate is based on the United States Treasury yield curve at the time of the grant.
The Company accounts for Earn-Out Shares issued to Legacy Science 37 option holders at fair value and uses a Monte Carlo simulation to estimate the value of such Earn-Out Shares on the grant date. Within this model, expected volatility is based upon the historical volatility of a peer group for a period equal to the expected term, as the Company does not have adequate history to calculate its own volatility. The expected term represents the derived service period as determined in the Monte Carlo simulation valuation model. The risk-free interest rate is based on the United States Treasury yield curve at the time of the grant.
Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability between market participants in the principal market or the most advantageous market when no principal market exists. Market participants are assumed to be independent, knowledgeable, able, and willing to transact an exchange and not under duress. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, estimates of fair value are not necessarily indicative of the amounts that could be realized in a current or future market exchange. Fair values for substantially all of the Company’s financial and nonfinancial instruments were measured using market, income, or cost approaches. The three levels of input are as follows:
Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2: Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Financial instruments, including cash and cash equivalents, are recorded at cost, which approximates fair value. Former holders of shares of Science 37 common stock were allocated Earn-Out Shares in connection with the completion of the Merger. These Earn-Out Shares are accounted for as a liability and require fair value measurement on a recurring basis. Due to the significant unobservable inputs that are required to value these shares, they are classified as Level 3 in the fair value hierarchy. Please refer to Note 15 for additional details surrounding the valuation methodology for the Earn-Out Shares.
Other than the Earn-Out Shares, the Company has no assets or liabilities measured at Level 2 or Level 3.
Income Taxes
Income taxes are recorded in accordance with ASC Topic 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records valuation allowances to reduce deferred tax assets to the amount the Company believes is more likely than not to be realized.
The Company recognizes uncertain tax positions when the positions will more likely than not be upheld on examination by the taxing authorities based solely upon the technical merits of the positions. The Company recognizes interest and penalties, if any, related to unrecognized income tax uncertainties in income tax expense.
Treasury Stock
The Company records treasury stock purchases under the cost method. Upon re-issuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid in capital. If the Company reissues treasury stock at an amount

Science 37 Holdings, Inc.
Notes to Consolidated Financial Statements (continued)
December 31, 2021 and 2020
2. Summary of Significant Accounting Policies (continued)
below its acquisition cost and additional paid in capital associated with prior treasury stock transactions is insufficient to cover the difference between the acquisition cost and the reissue price, this shortfall is recorded in accumulated deficit.
Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration of common stock equivalents.
Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, preferred stock, stock options and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.
As a result of the Merger, the Company retrospectively adjusted the weighted-average number of shares of common stock outstanding prior to October 6, 2021 by multiplying them by the exchange ratio of approximately 1.815 used to determine the number of shares of common stock into which they converted.
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that are regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company has determined that its Senior Executive Committee, which includes the Chief Executive Officer, together with the Board of Directors is the CODM. The Company operates in a single operating segment as the CODM reviews financial information presented on a consolidated basis, at the Company level, for the purposes of making operating decisions, allocation of resources, and evaluating financial performance.
As of and for the years ended December 31, 2021 and 2020, the Company did not have material revenue earned or assets located outside of the United States.
Subsequent Events
The Company evaluates events that occurred subsequent to December 31, 2021 for recognition or disclosure in its consolidated financial statements.
Emerging Growth and Smaller Reporting Company
As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use the extended transition period under the JOBS Act until such time the Company is not considered to be an EGC. The adoption dates are discussed in the section below to reflect this election.
The Company is also a smaller reporting company as defined in Item 10(f) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure requirements, including, among other things, providing only two years of audited financial statements. To the extent the Company takes advantage of such reduced disclosure requirements, it may make the comparison of its financial statements with other public companies difficult or impossible.
Accounting Pronouncements Adopted as of December 31, 2021
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (ASU 2019-12), which eliminates certain exceptions to the guidance in Income Taxes (Topic 740) related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted ASU 2019-12 effective January 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Science 37 Holdings, Inc.
Notes to Consolidated Financial Statements (continued)
December 31, 2021 and 2020
2. Summary of Significant Accounting Policies (continued)
Accounting Pronouncements Issued but Not Adopted as of December 31, 2021
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The standard replaces the incurred loss impairment methodology in current GAAP with one that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company does not expect the adoption of the guidance to have a material effect on the Company’s consolidated financial statements. This is based on factors including the Company’s assessment of historical losses, customers’ creditworthiness, and the fact that the Company’s trade receivables are short term in duration. The Company plans to adopt the provisions of ASU 2016-13 no later than January 1, 2023. Management is currently evaluating the potential impact of these changes on the consolidated financial statements of the Company.
3. Business Combination
As discussed in Note 1, on October 6, 2021, the Company consummated the Merger Agreement dated May 6, 2021 with Legacy Science 37 surviving the merger as a wholly owned subsidiary of the Company.
Legacy Science 37 preferred stock and common stock were converted into the right to receive approximately 1.815 shares (the “Exchange Ratio”) of the Company’s Common Stock, par value $0.0001 per share (“Common Stock”). Unless otherwise stated, the Exchange Ratio was applied to the number of shares of Legacy Science 37 throughout these consolidated financial statements.
At the effective time of the Merger (the “Effective Time”), 100% of the issued and outstanding shares of preferred and common stock of Legacy Science 37 were converted into an aggregate of 83,848,889 shares (the “Merger Shares”) of Common Stock. Former holders of shares of Legacy Science 37 common stock (including shares received as a result of the conversion of Legacy Science 37 preferred stock) and former holders of options to purchase shares of Legacy Science 37 common stock are entitled to receive their respective pro rata shares of up to 12,500,000 additional shares of the Company’s Common Stock (the “Earn-Out Shares”) if, during the period beginning on the Closing Date and ending on October 6, 2024, the share price equal to the volume weighted average price of Science 37’s Common Stock for a period of at least 20 days out of 30 consecutive trading days (each, a “Triggering Event”):
i.is equal to or greater than $15.00, a one-time aggregate issuance of 5,000,000 Earn-Out Shares will be made; and
ii.is equal to or greater than $20.00, a one-time aggregate issuance of 7,500,000 Earn-Out Shares will be made.
In respect of former holders of Legacy Science 37 options, receipt of the Earn-Out Shares is subject to continued services to the Company or one of its subsidiaries at the time of the applicable Triggering Event. If there is a change of control of Science 37 within the three-year period following the closing of the Business Combination, that will result in the holders of Science 37 Common Stock receiving a per share price equal to or in excess of any Triggering Event threshold, then immediately prior to such change of control, any Triggering Event that has not previously occurred shall be deemed to have occurred and Science 37 shall issue the Earn-Out Shares to the former holders of shares of Legacy Science 37 Common Stock and former holders of Legacy Science 37 options in accordance with their respective pro rata shares.
Pursuant to subscription agreements entered into in connection with the Merger Agreement (collectively, the “Subscription Agreements”), certain investors agreed to subscribe for an aggregate of 20,000,000 newly issued shares of Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $200.0 million (the “PIPE”). The shares of Common Stock issued by the Company pursuant to the PIPE financing were issued concurrently with the closing of the Merger on the Closing Date. A total of 30,858,261 additional shares of common stock were issued in connection with the close of the Business Combination, inclusive of the PIPE shares and shares held by LSAQ sponsor and public investors.
In summary, upon the closing of the Merger:
•2,299,493 shares of LSAQ common stock held by shareholders prior to the Merger were redeemed with cash from LSAQ’s trust account, leaving 7,711,808 shares of pre-existing LSAQ common stock outstanding after redemption, which were then converted into an equivalent amount of shares of Common Stock.

Science 37 Holdings, Inc.
Notes to Consolidated Financial Statements (continued)
December 31, 2021 and 2020
3. Business Combination (continued)
•3,146,453 Private Placement Warrants held by the Sponsor and converted to common shares of LSAQ common stock immediately prior to the Effective Time were converted into 3,146,453 shares of Common Stock.
•all issued and outstanding shares of Legacy Science 37 capital stock converted into an aggregate of 83,848,889 shares of Common Stock.
•the Company issued an aggregate of 20,000,000 shares of Common Stock to the PIPE Investors pursuant to the closing of the PIPE.
•all of the outstanding options to acquire Legacy Science 37 common stock were converted into options to acquire an aggregate of 15,910,595 shares of Common Stock.
The Company received $35.0 million in cash from the LSAQ trust and operating accounts, net of redemptions of LSAQ common stock and transaction costs paid at Closing of $22.3 million. In addition, the Company also received $200.0 million from the PIPE investors related to the issuance of 20,000,000 shares of Common Stock. The Company paid a total of $1.5 million additional transaction costs related to the Business Combination in addition to the $22.3 million transaction costs paid at closing totaling $23.8 million in transaction costs. These transaction costs were associated with the Merger, PIPE and shareholder Earn-Out Shares. Transaction costs associated with the Merger and PIPE shares were deducted from the merger proceeds and included in additional paid-in capital in the consolidated balance sheets and consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) at December 31, 2021. The transaction costs associated with the shareholder Earn-Out Shares were expensed as incurred and the amount of $3.1 million for the year ended December 31, 2021 is included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.
Accordingly, shares outstanding upon consummation of the Business Combination consisted of the following:

LSAQ Initial Stockholders	2,002,260
Shares from Conversion of LSAQ Private Warrants	3,146,453
LSAQ Public Stockholders	5,709,548
Science 37 Rollover Shares	83,848,889
PIPE Shares	20,000,000
Total	114,707,150
4. Revenue
Revenues by Geography
Substantially all of the Company’s revenue for the years ending December 31, 2021 and 2020 was derived from services performed within the United States. No other country represented more than 10% of total revenue for either year.
Unsatisfied Performance Obligations
As of December 31, 2021, the aggregate amount of transaction price allocated to the unsatisfied performance obligations was $154.2 million. The Company expects to recognize this revenue over the remaining contract term of the individual projects, with contract terms generally ranging from 0.1 to 9.6 years. The amount of unsatisfied performance obligations is lower than the potential contractual revenue since it excludes revenue that is constrained. Revenue amounts excluded due to constraints include those amounts under contracts that are wholly unperformed in which the customer has a unilateral right to cancel the arrangement, or that require the Company to undertake numerous activities to fulfill the performance obligations, including various activities that are outside of the Company’s control.
Timing of Billing and Performance
During the years ended December 31, 2021, and 2020, the Company recognized approximately $4.9 million and $4.4 million of revenue that was included in the deferred revenue balance at the beginning of the years, respectively. During the years ended December 31, 2021, and 2020 revenue recognized from performance obligations partially satisfied in previous periods was $2.0 million and $(0.1) million, respectively. These cumulative catch-up adjustments primarily

Science 37 Holdings, Inc.
Notes to Consolidated Financial Statements (continued)
December 31, 2021 and 2020
4. Revenue (continued)
related to contract modifications, executed in the current period, which resulted in changes to the transaction price and changes in estimates such as estimated total costs.
Accounts Receivable, Unbilled Services, and Deferred Revenue
Accounts receivable and unbilled services (including contract assets) consisted of the following as of December 31:

(In thousands)	2021	2020
Accounts receivable	$8,143	$8,688
Unbilled services	2,825	2,512
Total accounts receivable and unbilled services	10,968	11,200
Allowance for doubtful accounts	(269)	—
Total accounts receivable and unbilled services, net	$10,699	$11,200
As of December 31, 2021, and 2020, contract assets of $2.8 million and $2.5 million, respectively, were included in unbilled services. Year over year changes in the Company’s accounts receivable and unbilled services was impacted by timing differences between the Company’s satisfaction of performance obligations under its contracts, achievement of billing milestones, and customer payments.
Deferred revenue for the years ended December 31, 2021 and 2020 was $7.6 million and $5.6 million, respectively. The increase was driven by significant contract and revenue growth for the year ended December 31, 2021 as compared to the year ended December 31, 2020.
Concentration of Credit Risk
Financial assets that subject the Company to credit risk primarily consist of cash and cash equivalents, accounts receivable and unbilled services. Based on the short-term nature and historical realization of the financial assets as well as the reputable credit ratings of the financial institutions holding the deposits, the Company believes it bears minimal credit risk.
For the years ended December 31, 2021 and 2020, three customers individually (totaling 57.0% and 69.2%, respectively) accounted for greater than 10% of revenue. As of December 31, 2021 and 2020, three and two customers individually (totaling 78.4% and 73.5%, respectively) accounted for greater than 10% of accounts receivable, net.
Capitalized Commission Cost
Capitalized commission costs are incremental costs incurred to obtain a contract. The Company incurs incremental costs to obtain contracts through payment of sales commissions on contracts signed. The Company capitalizes commission costs when incurred and amortizes to expense over the term of the related contract, in line with revenue recognized.
Capitalized commission costs and related amortization consisted of the following as of December 31:

(In thousands)	2021	2020
Capitalized commission cost, net	$2,956	$510

(In thousands)	2021	2020
Amortization of capitalized commission cost	$(1,267)	$(232)
$0.2 million in contract costs were impaired related to canceled projects for the year ended December 31, 2020 and none were impaired for the year ended December 31, 2021.

Science 37 Holdings, Inc.
Notes to Consolidated Financial Statements (continued)
December 31, 2021 and 2020
5. Property and Equipment, net
Property and equipment are summarized as follows at December 31, 2021 and 2020:

(In thousands)	2021	2020
Furniture and fixtures	$318	$299
Drug storage equipment	—	115
Computer equipment	1,714	476
Leasehold improvements	90	1,239
	2,122	2,129
Less accumulated depreciation	(729)	(1,594)
Property and equipment, net	$1,393	$535
Depreciation on property and equipment was $0.5 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively.
6. Capitalized Software, net
For the years ended December 31, 2021 and 2020 the Company capitalized $23.6 million and $6.2 million, and recognized amortization expense of $7.3 million and $4.0 million, respectively.
Estimated amortization expense for the years ending December 31, 2022 through December 31, 2024 is as follows:

(In thousands)	Amortization Expense
Year:
2022	$10,648
2023	8,914
2024	4,728
Estimated amortization expense can be affected by various factors, including new software releases, acquisitions or divestitures of software and/or impairments.
The following represents capitalized software balances as of December 31, 2021 and 2020:

	2021			2020
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Capitalized software	$42,192	$(17,902)	$24,290	$18,638	$(10,584)	$8,054
7. Leases
The Company has operating leases for office facilities. These operating leases expire at various dates through 2026 with options to renew at the Company’s discretion. The Company does not currently plan to exercise renewal options.
The components of lease expense for the year ended December 31, 2021 were as follows:

(In thousands)	Classification	2021	2020
Operating fixed lease cost	Selling, general and administrative expenses	$1,596	$2,127
Operating variable lease cost	Selling, general and administrative expenses	164	238
Total lease cost		$1,760	$2,365

Science 37 Holdings, Inc.
Notes to Consolidated Financial Statements (continued)
December 31, 2021 and 2020
7. Leases (continued)
Lease expense for the year ended December 31, 2021 contained a nominal amount of expense related to short-term leases and 2020 contained $0.4 million of expense related to short-term leases. Variable lease expense for both years includes excess common area maintenance, electricity, and taxes.
Other information related to leases was as follows:

(In thousands)	2021	2020
Supplemental cash flow
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,467	$2,496
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,305	$4,096
Weighted average remaining lease term (years):
Operating leases	2.54	2.24
Weighted average discount rate:
Operating leases	6.50%	6.50%
Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows:

(In thousands)	Operating Leases
2022	$1,242
2023	674
2024	599
2025	138
2026	12
Thereafter	—
Total future minimum lease payments	2,665
Less imputed interest	(223)
Total	$2,442
Reported as of December 31, 2021:
Accrued expenses and other liabilities	$1,120
Operating lease liabilities	1,322
Total	$2,442
The Company subleases two of its office facilities to third parties under the same terms and conditions as the original lease agreements and has elected the practical expedient to combine lease and non-lease components as a single lease component under ASC Topic 842 guidance.
For the years ended December 31, 2021 and 2020, the Company wrote-off sublease receivables totaling $0.2 million and $0.3 million, respectively, against sublease income due to the Subtenants inability to pay.
Sublease income for the year ended December 31, 2021 was as follows:

(In thousands)	2021	2020
Sublease income
Fixed	$682	$709
Variable	3	5
Total sublease income	$685	$714

Science 37 Holdings, Inc.
Notes to Consolidated Financial Statements (continued)
December 31, 2021 and 2020
7. Leases (continued)
The undiscounted cash flows for contractual subleases as of December 31, 2021 were as follows (in thousands):

2022	$824
2023	130
2024	134
2025	138
2026	12
Thereafter	—
Total	$1,238
8. Restructuring Costs
The Company carried out a reduction in force in February 2020. Twenty employees were severed under a one-time restructuring arrangement at a total cost to the Company of $0.8 million. As of December 31, 2021 and December 31, 2020, there were no restructuring accruals remaining on the balance sheet as all severance was fully paid to severed employees during 2020.
9. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following as of December 31, 2021 and 2020:

(In thousands)	2021	2020
Prepaid expenses	$4,347	$543
Leased facility security deposit	—	232
Capitalized commission cost, net	2,956	510
Other	100	80
Total prepaid expenses and other current assets	$7,403	$1,365
10. Accrued Expenses and Other Liabilities
Accrued expenses consist of the following as of December 31, 2021 and 2020:

(In thousands)	2021	2020
Compensation, including bonuses, fringe benefits, and payroll taxes	$11,611	$4,365
Professional fees	3,174	1,623
Current portion of operating lease liabilities	1,120	1,353
Commissions payable	1,168	197
Legal settlement	—	1,225
Total accrued expenses and other liabilities	$17,073	$8,763
11. Redeemable Convertible Preferred Stock
Upon closing of the Business Combination transaction, pursuant to the terms of the Second Amended and Restated Certificate of Incorporation, the Company authorized 100,000,000 shares of preferred stock with a par value $0.0001 per share. Science 37's board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences and privileges of the shares. There were no issued and outstanding shares of preferred stock as of December 31, 2021.
In connection with the closing of the Business Combination on October 6, 2021, all Legacy Science 37 redeemable convertible preferred stock was converted into Legacy Science 37 Common Stock (“Science 37 Preferred Stock Conversion”). Following the Science 37 Preferred Stock Conversion, each share of Science 37 Common Stock was

Science 37 Holdings, Inc.
Notes to Consolidated Financial Statements (continued)
December 31, 2021 and 2020

11. Redeemable Convertible Preferred Stock (continued)
converted into the right to receive shares of LSAQ Common Stock at an Exchange Ratio of approximately 1.815. 75,495,266 total shares of Legacy Science 37 redeemable convertible preferred stock (as adjusted for the Exchange Ratio) were converted into LSAQ Common Stock, comprised of 12,056,356 shares of Legacy Science 37 Series A preferred stock, 13,775,479 shares of Legacy Science 37 Series B preferred stock, 10,894,352 shares of Legacy Science 37 Series C preferred stock, 22,361,146 shares of Legacy Science 37 Series D preferred stock, and 16,407,933 shares of Legacy Science 37 Series D-1 preferred stock.
The authorized shares for each series of redeemable convertible preferred stock as of December 31, 2020, as adjusted for the Exchange Ratio, was as follows:

2020
Redeemable convertible preferred shares authorized
Series A preferred	12,246,716
Series B preferred	13,775,479
Series C preferred	10,894,352
Series D preferred	22,361,146
Series D-1 preferred	16,407,933
Total preferred shares authorized	75,685,626

2020
Redeemable convertible preferred shares issued and outstanding
Series A preferred	12,056,356
Series B preferred	13,775,479
Series C preferred	10,894,352
Series D preferred	22,361,146
Series D-1 preferred	16,407,933
Total preferred shares issued and outstanding	75,495,266
The redeemable convertible preferred stock was classified outside of shareholders’ equity in the mezzanine section of the December 31, 2020 balance sheet given that the preferred shareholders’ controlled the board.
12. Stockholders’ Equity (Deficit)
Science 37 was formed under Delaware law and is treated as a “C” corporation for U.S. tax purposes.
Pursuant to the Company’s Second Amended and Restated Certificate of Incorporation, the Company authorized the issuance of 400,000,000 shares of common stock and 100,000,000 shares of preferred stock, each with par value of $0.0001 per share. The Company had 114,991,026 and 5,019,582 shares issued and outstanding at December 31, 2021 and 2020, respectively. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. The Company’s Board of Directors has not declared common stock dividends since inception.
As outlined in Note 3 in connection with the closing of the Business Combination on October 6, 2021 and following the Science 37 Preferred Stock Conversion, all Legacy Science 37 Common Stock was converted into Common Stock of Science 37 Holdings, Inc., at an Exchange Ratio of approximately 1.815. Also in connection with the Business Combination, pursuant to the Subscription Agreements, certain investors agreed to subscribe for an aggregate of 20,000,000 newly-issued shares of Common Stock.

Science 37 Holdings, Inc.
Notes to Consolidated Financial Statements (continued)
December 31, 2021 and 2020
12. Stockholders’ Equity (Deficit) (continued)
The following is a summary of common share activity for the years ended December 31, 2021 and 2020 (as adjusted for the Exchange Ratio):

	2021	2020
Common stock shares, beginning balance	5,019,582	15,242,358
Conversion of preferred stock into common stock	75,495,266	—
Issuance of common stock	34,476,204	299,308
Repurchase of common stock	—	(10,522,110)
Common stock shares, ending balance	114,991,026	5,019,582
The Company had one common stock warrant outstanding with available shares to be issued of 6,439 and an exercise price of $1.61 per share as of December 31, 2020. This common stock warrant was exercised in October 2021 immediately preceding consummation of the Merger with LSAQ.
13. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, including outstanding stock options, warrants and contingently issuable preferred stock, to the extent dilutive, and Earn-Out Shares. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti-dilutive. As a result of the Merger, the Company has retrospectively adjusted the weighted-average number of shares of common stock outstanding prior to October 6, 2021 by multiplying them by the exchange ratio of approximately 1.815 used to determine the number of shares of common stock into which they converted.
The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock for the years ended December 31, 2021 and 2020:

(In thousands, except shares and per share amounts)	2021	2020
Numerator:
Net loss and comprehensive loss	$(94,331)	$(31,674)
Denominator:
Basic weighted average common shares outstanding	32,679,105	14,869,184
Net loss per share:
Basic and diluted	$(2.89)	$(2.13)
As noted above, potential common shares outstanding that are considered anti-dilutive are excluded from the computation of diluted earnings per share. As the Company has incurred losses inception to date, due to its start-up nature, potential common shares are anti-dilutive due to this net loss. The number of potential shares outstanding that were anti-dilutive and therefore excluded from the computation of diluted earnings per share, weighted for the portion of the period they were outstanding, were as follows for the years ended December 31, 2021 and 2020, respectively.

	2021	2020
Redeemable convertible preferred stock	57,500,504	65,966,364
Stock options outstanding	17,697,264	12,092,552
Earn-out shares	1,986,301	—
Warrants outstanding	8,838	11,688
Total	77,192,907	78,070,604

Science 37 Holdings, Inc.
Notes to Consolidated Financial Statements (continued)
December 31, 2021 and 2020
14. Related-Party Transactions
For the years ended December 31, 2021 and 2020, the Company had related-party revenue of $13.7 million and $9.1 million, respectively, and as of December 31, 2021 and 2020, related-party receivables of $2.0 million and $6.9 million, respectively, from Pharmaceutical Products Development, LLC, a shareholder who beneficially owns 5 percent or more of the Company’s shares. Pharmaceutical Products Development, LLC became a minority shareholder of the Company during the first quarter of 2019.
For the years ended December 31, 2021 and 2020, the Company had related-party revenue of $1.4 million and $0.4 million, respectively, and as of December 31, 2020, related-party receivables of $0.1 million, respectively, from Novartis Pharma AG who had a 50% ownership in dRX Capital AG, a shareholder who, until July 2021, had a minority interest in the Company and a seat on the Company’s Board of Directors. In July 2021, dRX Capital AG was dissolved and their interest in the Company was distributed to their owners. This dissolution and distribution did not cause any other shareholder of the Company to obtain a minority interest in the Company.
For the year ended December 31, 2021, the Company had related-party revenue of $0.3 million and an immaterial receivable balance as of December 31, 2021 from AlloVir, a Company in which Redmile Group, LLC has a minority interest. Entities affiliated with Redmile Group, LLC collectively own 5 percent or more of the Company’s shares. For the year ended December 31, 2020, the Company had no related-party revenue or related-party receivables with from AlloVir.
15. Commitments and Contingencies
The Company is subject to proceedings incidental to its business. The Company records accruals for claims, suits, investigations, and proceedings when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews these contingencies regularly and records or adjusts accruals related to such matters to reflect the impact and status of any settlements, rulings, advice of counsel or other information pertinent to a particular matter. Gain contingencies are not recognized. Legal costs associated with contingencies are expensed as incurred. Since these matters are inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events.
During 2020, the Company was in state court litigation in California with the former co-founders and former Chief Executive Officer and former Chief Medical Officer. Notwithstanding the Company’s stance, the litigation was settled in court in November 2020. In December 2020, the Company accrued $1.2 million for the legal settlement which was paid in June 2021. As of December 31, 2021, all elements and payments associated with the settlement were completed.
As of December 31, 2021, the Company had no material contingent losses recorded.
Please refer to Note 7 for details surrounding lease commitments and Note 16 for information regarding the contingent obligation regarding the Earn-Out shares.
16. Earn-Out Shares
In accordance with the Merger Agreement, former holders of shares of Legacy Science 37 common stock (including shares received as a result of the conversion of Legacy Science 37 preferred stock) and former holders of options to purchase shares of Legacy Science 37 are entitled to receive their respective pro rata shares of up to 12,500,000 Earn-Out Shares if, during the period beginning on the Closing Date and ending on October 6, 2024, the share price equal to the volume weighted average price of Science 37’s Common Stock for a period of at least 20 days out of 30 consecutive trading days:
i.is equal to or greater than $15.00, a one-time aggregate issuance of 5,000,000 Earn-Out Shares will be made (“Trigger 1”); and
ii.is equal to or greater than $20.00, a one-time aggregate issuance of 7,500,000 Earn-Out Shares will be made (“Trigger 2”).
As of October 6, 2021, the stockholders and option holders were estimated to receive approximately 10,845,217 and 1,654,783 Earn-Out Shares, respectively, based on the fully diluted cap table of Legacy Science 37. The fair value of the

Science 37 Holdings, Inc.
Notes to Consolidated Financial Statements (continued)
December 31, 2021 and 2020
16. Earn-Out Shares (continued)
Earn-Out Shares was approximately $7.25 (Trigger 1) and and approximately $5.55 (Trigger 2) per share as of October 6, 2021, the Closing Date of the Merger.
As of December 31, 2021, the stockholders and option holders are estimated to receive approximately 10,914,422 and 1,585,579 Earn-Out Shares, respectively. The fair value of the Earn-Out Shares is approximately $10.35 (Trigger 1) and approximately $8.20 (Trigger 2) per share as of December 31, 2021.
The estimated fair value of the Earn-Out Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the earn-out Period using the most reliable information available. Assumptions used in the valuations were as follows:

	December 31, 2021	October 6, 2021
Stock price	$12.47	$10.05
Expected volatility	55.0%	55.0%
Risk-free interest rate	0.91%	0.57%
Forecast period (in years)	2.8	3.0
Former Science 37 Shareholders
The Company has determined that the contingent obligation to issue Earn-Out Shares to former Science 37 shareholders is not indexed to the Company's stock under ASC Topic 815-40 and therefore equity treatment is precluded. The Triggering Event that determines the issuance of the Earn-Out Shares includes terms that are not solely indexed to the common stock of the Company and, as such, liability classification is required. As of the Closing Date, the estimated fair value of the shareholder Earn-Out Shares was approximately $67.6 million. For the year ended December 31, 2021, there was an increase in the earn-out liability of $31.3 million which was recorded as a loss on change in fair value within the consolidated statements of operations. In accordance with the Merger Agreement, Earn-Out Shares attributable to former Science 37 option holders who discontinue providing service before the occurrence of the Triggering Event are reallocated to the remaining eligible former stockholders and former option holders.
The earn-out liability is recorded on the balance sheet as a non-current liability since potential payment of the liability will be settled in the Company’s common shares. The following table presents activity for the earn-out liability measured at fair value using significant unobservable Level 3 inputs from the Closing Date to December 31, 2021:

(In thousands)	Earn-Out Liability
Balance at October 6, 2021	$67,600
Impact of incremental shares due to option holder forfeitures	627
Change in fair value	30,673
Balance at December 31, 2021	$98,900
Former Science 37 Option Holders
The contingent obligation to issue Earn-Out Shares to former Science 37 option holders falls within the scope of ASC 718, Share-based Compensation, because the option holders are required to continue providing service until the occurrence of the Triggering Event(s). The fair value of the option holder Earn-Out Shares at October 6, 2021, the Closing Date, was approximately $4.8 million (Trigger 1) and $5.5 million (Trigger 2), which will be recorded as share-based compensation over the derived service periods of approximately 1.0 year and 1.4 years, respectively, following the consummation of the Merger. For the year ended December 31, 2021, there was approximately $2.1 million recorded in share-based compensation related to the Earn-Out Shares, with approximately $7.8 million of unrecognized compensation expense at December 31, 2021, which is expected to be recognized over the remaining derived service period of 0.75 years (Trigger 1) and 1.2 years (Trigger 2).

17. Stock-based Compensation
Stock Options
Each unvested stock option that was outstanding immediately prior to the Merger Transaction was converted into an option to purchase a number of shares of common stock on terms substantially identical to those in effect prior to the Merger Transaction, except for adjustments to the underlying number of shares and the exercise price based on the exchange ratio of approximately 1.815 and the right to receive a number of Earn-Out Shares as described in Note 15.
During 2021 and 2020, the Company provided share-based compensation to officers, employees, and the Board of Directors utilizing stock option awards. The option awards were made under either the Science 37, Inc. 2015 Stock Plan or the Science 37 Holdings, Inc. 2021 Incentive Award Plan (“Science 37 Stock Plans”). The Compensation Committee of the Board is responsible for the administration of both plans.
The Science 37 Stock Plans authorize the granting of options to purchase up to 33,376,978 shares of common stock to officers, employees and Board of Directors of the Company. As of December 31, 2021 and 2020, the Science 37 Stock Plans had issued 30,424,325 and 14,987,617 options to purchase shares of common stock of which 4,999,036 and 1,392,915 had been exercised and 25,425,289 and 13,594,702 remained outstanding, respectively. The 2020 option amounts were adjusted for the application of the Exchange Ratio.
Granted options typically vest at 25% per year and become exercisable after one year of service after the date of issuance, with equal and successive vesting for the next 36 months, as long as the employee provides service to the Company, as defined.
Prior to the Merger Transaction, due to the absence of an active market for Legacy Science 37’s common stock, the fair value of the common stock for purposes of determining the common stock price for stock option grants was determined by Science 37’s Board of Directors, the members of which have extensive business, financial and investment experience. The Company’s Board of Directors set the exercise price of stock options at least equal to the fair value of the Company’s common stock on the date of grant. The Company’s Board of Directors exercised judgment while considering numerous objective and subjective factors in order to determine the fair market value on each date of grant in accordance with the guidance in the American Institute of Certified Public Accountants Technical Practice Aid entitled, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the AICPA Practice Aid, including the receipt of a valuation prepared by an independent third party with extensive experience valuing common stock of privately held companies. The exercise price of the unit is determined by the Board but shall not be less than 100% of the fair market value on the date of grant. For purposes of this limitation, the shares of common stock underlying any awards that are forfeited, canceled, , reacquired by the Company prior to vesting, or otherwise terminated other than by exercise were added back to the shares of common stock available for issuance under the 2015 Plan. The units available for issuance under the 2015 Plan may be authorized but unissued or reacquired by the Company. No award may be granted under the plan upon the earlier of the tenth anniversary of the date the plan is adopted by the Board, the date on which all units available for issuance under the plan shall have been issued as vested units, or the termination of all outstanding awards under the plan in connection with a change in control.

Science 37 Holdings, Inc.
Notes to Consolidated Financial Statements (continued)
December 31, 2021 and 2020
17. Stock-based Compensation (continued)
The following table summarizes the stock option activity for the years ended December 31, 2021 and 2020:

(Aggregate intrinsic value in thousands)	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	9,363,757	$0.61	8.22
Granted	8,541,033	0.29	0
Exercised	(299,334)	0.45	0
Forfeited	(4,010,754)	0.70	0
Outstanding as of January 1, 2021	13,594,702	$0.38	8.35
Granted	16,891,718	7.88	0
Exercised	(3,606,121)	0.40	0
Forfeited	(1,455,010)	1.39	0
Outstanding at December 31, 2021	25,425,289	$5.30	8.91	$182,291
Exercisable at December 31, 2021	5,745,305	$0.49	7.55	$68,850
The total intrinsic value of options exercised was approximately $43.5 million and $0.1 million in 2021 and 2020, respectively. The Company recognized stock-based compensation expense related to stock options of $6.3 million and $0.1 million during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, total unrecognized compensation cost related to unvested stock options was approximately $60.0 million and $1.0 million, respectively, which is expected to be recognized over a weighted average period of 3.14 and 2.87 years, based on the original date of service of each specific grant holder.
Other information about the Company’s stock options for the years ending December 31, 2021 and 2020 was as follows:

(In thousands)	2021	2020
Total grant date fair value of stock options vested	$776	$573
The stock options granted during the years ended December 31, 2021 and 2020 had a weighted-average fair value of $3.71 and $0.13 per share, respectively at the grant date. The following table summarizes the assumptions used in valuing the stock options for the year ended December 31, 2021 and 2020:

	2021	2020
Expected term	5.50 - 6.25 years	6.25 years
Risk-free interest rate	0.6% – 1.36%	0.4% – 1.4%
Expected volatility	46.3% – 47.7%	43.5% – 46.4%
Dividend yield	0%	0%
The expected term of the stock options represents the average period the stock options are expected to remain outstanding. The Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. Therefore, the expected term of options granted is derived from the average midpoint between the weighted-average vesting and the contractual term, also known as the simplified method. The risk-free interest rate was the rate at the date of grant for a zero-coupon U.S. Treasury bond with a term that approximated the expected term of the stock option.
As the Company does not have sufficient historical data to calculate the historical volatility of its stock, the expected volatility is derived from the historical volatility of a selected peer group for a period that is equal to the expected term.
The Company does not have a history of paying regular dividends and does not expect to pay regular cash dividends for the foreseeable future.

Science 37 Holdings, Inc.
Notes to Consolidated Financial Statements (continued)
December 31, 2021 and 2020
17. Stock-based Compensation (continued)
Earn-Out Shares
As outlined in Note 16, the contingent obligation to issue Earn-Out Shares to former Science 37 option holders falls within the scope of ASC 718, Share-based Compensation, because the option holders are required to continue providing service until the occurrence of the Triggering Event(s). Refer to Note 16 for additional information regarding the Earn-Out Shares.
Total stock-based compensation expense was classified in the statements of operations for the years ended December 31, 2021 and 2020 as follows:

(In thousands)	2021	2020
Cost of revenues (stock options)	$846	$(65)
Selling, general and administrative (stock options)	5,481	187
Selling, general and administrative (earn-out shares)	$2,080	$—
Total stock-based compensation expense	$8,407	$122
The Company received cash of approximately $1.4 million and $0.1 million in 2021 and 2020, respectively, from options exercised.
18. Employee Benefit Plan
The Company sponsors a defined contribution plan, the Science 37, Inc. Profit Sharing Plan (the “401(k) Plan”) which is a tax-qualified retirement and savings plan covering all full-time employees of the Company, subject to certain eligibility requirements. The Company matches employees’ contributions at 50% up to a maximum of the first 6% of an employee’s eligible compensation.
For the years ended December 31, 2021 and 2020, the Company made matching contributions of $1.0 million and $0.5 million, respectively.
The Company’s contributions associated with its defined contribution retirement plan are recorded in cost of revenues and selling, general and administrative expenses on the accompanying statements of operations.
19. Income Taxes
For the years ended December 31, 2021 and 2020, the amount of loss before taxes was:

(In thousands)	2021	2020
U.S. income (loss) before taxes	$(94,330)	$(31,674)
Foreign income (loss) before taxes	—	—
Total income (loss) before taxes	$(94,330)	$(31,674)
Current income tax expense for the year ended December 31, 2021 was nominal and $0 for the year ended December 31, 2020. Deferred income tax expense for the years ended December 31, 2021 and 2020 was $0.
The effective tax rates for the years ended December 31, 2021 and 2020 are different from the federal statutory rate primarily due to a full valuation allowance against net deferred tax assets, in both years, as a result of insufficient sources

Science 37 Holdings, Inc.
Notes to Consolidated Financial Statements (continued)
December 31, 2021 and 2020
19. Income Taxes (continued)
of income. The reconciliation of tax expense at the U.S. Federal Statutory tax rate versus the recorded income tax expense is as follows for the years ended December 31, 2021 and 2020:

(In thousands)	2021	2020
U.S. federal statutory rate	$(19,809)	$(6,650)
State income tax, net of federal benefit	(2,353)	(1,142)
Loss on earn-out	6,573	—
Permanent items	720	78
Other prior year adjustments	453	(99)
Rate adjustment	(44)	(13)
Valuation allowance	14,461	7,826
Total income tax expense (benefit)	$1	$—
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets for the years ended December 31, 2021 and 2020 consisted of the following:

(In thousands)	2021	2020
Net operating loss carryforwards	$43,087	$24,924
Amortizable assets	180	6
Equity compensation	841	50
Salaries and wages	1,277	1,048
Deferred revenue	101	861
Operating lease liability	613	612
Other	69	303
Total deferred tax assets	46,168	27,804
Less: valuation allowance	(39,777)	(25,316)
Net deferred tax asset	6,391	2,488
Operating lease ROU	(524)	(545)
Fixed assets	(5,867)	(1,943)
Total deferred tax liabilities	(6,391)	(2,488)
Net deferred tax assets (liabilities)	$—	$—
The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred taxes can be realized as of December 31, 2021 and 2020; accordingly, the Company has recorded a full valuation allowance on its net deferred tax assets. The valuation allowance increased $14.5 million and $7.8 million during the years ended December 31, 2021 and 2020, respectively.
At December 31, 2021, the Company has federal net operating loss (“NOL”) carryforwards of approximately $176.1 million and state NOL carryforwards of $113.1 million. As a result of Tax Cuts and Jobs Act, for U.S. income tax purposes, the NOL generated in tax years beginning before January 1, 2018 can be carried forward for 20 years, but NOL generated for tax years beginning after December 31, 2017 are carried forward indefinitely and are limited to 80% utilization against taxable income. Of the total federal NOL, $30.2 million will begin to expire in 2034 and $145.9 million will not expire but can only offset 80% of future taxable income in any given year. Of the total state NOL carryforwards, $2.5 million can be carried forward indefinitely, with the remainder first beginning to expire in 2029.
Pursuant to Code Sections 382 and 383, annual use of our NOLs may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed a formal study in

Science 37 Holdings, Inc.
Notes to Consolidated Financial Statements (continued)
December 31, 2021 and 2020
19. Income Taxes (continued)
accordance with sections 382 and 383 to determine the limitations if a change in ownership occurs or if there are any limitations on the utilization of NOL carryforwards. If NOL carryforwards are eliminated, the related tax assets would be removed from the deferred tax assets schedule with a corresponding reduction in the valuation allowance.
The Company files US. federal and various state and local income tax returns and is not under examination by any of the taxing authorities. Tax years 2018 and forward remain open for examination for federal tax purpose and tax years 2017 and forward remain open for examination for state tax purposes. Carryforward attributes that were generated in years where the statute of limitation is closed may still be adjusted upon examination by the Internal Revenue Service or other respective tax authority.
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions are the extension of the carry back period of certain losses to five years and increasing the ability to deduct interest expense from 30 percent to 50 percent of modified taxable income. The CARES Act also provides for a credit against employee wages, the opportunity to defer payment of a portion of federal payroll taxes to December 2021 and December 2022 and enhanced small business loans to assist businesses impacted by the pandemic. The Company’s tax provision and financial position was not materially impacted by the CARES Act.
On December 27, 2020, the United States enacted the Consolidated Appropriations Act which extended and modified many of the tax related provisions of the CARES Act. The Company’s tax provision and financial position was not materially impacted by the Consolidated Appropriations Act.
On June 29, 2020, the state of California enacted Assembly Bill No. 85 (AB 85) suspending California NOL utilization and imposing a cap on the amount of business incentive tax credits companies can utilize, effective for tax years 2020, 2021, and 2022. There was no material impact from the provisions of AB 85 in 2021.
The following table summarizes the reconciliation of the unrecognized tax benefits activity during the years ended December 31, 2021 and 2020 (in thousands):

(In thousands)	2021	2020
Unrecognized tax benefits – beginning	$240	$240
Gross increases – tax positions in prior period	—	—
Gross decreases – tax positions in prior period	—	—
Gross increase – current-period tax positions	—	—
Gross decrease – current-period tax positions	—	—
Settlements	—	—
Lapse of statute of limitations	—	—
Unrecognized tax benefits – ending	$240	$240
Due to the Company’s valuation allowance, none of the unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. The Company does not expect that there will be unrecognized tax benefits of a significant nature that will increase or decrease within 12 months of the reporting date.
The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2021, there are no significant accruals for interest or penalties related to unrecognized tax benefits.
The unrecognized tax benefit amounts are reflected in the determination of the Company’s deferred tax assets. Included in the balance of unrecognized tax benefits is $0.2 million that, if recognized, would not impact the Company’s effective tax rate since it would be offset by an equal corresponding adjustment in the deferred tax asset valuation allowance. The Company does not foresee material changes to its liability for uncertain tax benefits within the next twelve months.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
The information required by this Item 9 was previously reported in our Current Report on Form 8-K, filed with the SEC on October 13, 2022.
Item 9A. Controls and Procedures
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of the disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Controls Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) due to a transition period established by SEC guidance relating to reverse acquisitions and transactions involving special purpose acquisition companies. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination, and our management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2021.
LSAQ Material Weakness
During the fiscal quarter ended December 31, 2021 but only for periods prior to the Merger, the financial statements of LSAQ were restated due to an error in its accounting classification of certain redeemable shares of common stock of LSAQ. The Company’s current management concluded that, in light of the classification error in the previously issued financial statements of LSAQ, there was a material weakness in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements could not be prevented or detected on a timely basis.
Current Company management remediated the material weakness during the fiscal quarter ended December 31, 2021 by enhancing its processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our remediation included providing enhanced access to accounting literature, research materials and documents, and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.
Attestation of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation by our independent registered public accounting firm regarding our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) due to a transition period established by the rules of the SEC. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control Over Financial Reporting
Except with respect to the changes in connection with such design and implementation of the initiatives to remediate the LSAQ material weakness noted above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
The board of directors has established Wednesday, May 11, 2022 as the date of the Company's 2022 Annual Meeting of Stockholders (the “2022 Annual Meeting”). The 2022 Annual Meeting will be held virtually. The details of the virtual annual meeting, including how stockholders can log into the virtual meeting, vote and submit questions, will be disclosed in the Company’s definitive proxy statement for the 2022 Annual Meeting, to be filed with the SEC.
Any stockholder seeking to bring business before the 2022 Annual Meeting or to nominate a director must provide timely notice, as set forth in our Bylaws. Specifically, written notice of any proposed business or nomination must be received at the Company’s principal executive offices no later than the close of business on April 1, 2022 (which is the tenth day following this public announcement of the date of the 2022 Annual Meeting). Any notice of proposed business or nomination must comply with the specific requirements set forth in the Bylaws.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Current Directors and Executive Officers
The following table provides information regarding our executive officers and members of our board of directors as of the date of this Annual Report on Form 10-K.:

Name	Age	Position
David Coman	52	Chief Executive Officer and Director
Jonathan Cotliar	51	Chief Medical Officer
Darcy Forman	47	Chief Delivery Officer
Steven Geffon	44	Chief Commercial Officer
Christine Pellizzari	54	Chief Legal Officer
Mike Zaranek	50	Chief Financial Officer
Bhooshitha B. De Silva	47	Director
Robert Faulkner	59	Chairman and Director
Adam Goulburn	40	Director
John W. Hubbard	65	Director
Emily Rollins	52	Director
Neil Tiwari	35	Director
David Coman. David Coman has been Science 37’s Chief Executive Officer since November 2019 and is also a director on our Board. Prior to joining Science 37, Mr. Coman served as Chief Strategy Officer of ERT, a global data and technology company, from 2016 to 2019. Prior to that, Mr. Coman was Chief Marketing Officer of IQVIA, formerly Quintiles and IMS Health, Inc., a leading global provider of advanced analytics, technology solutions, and clinical research services, where he was also the founder of its Digital Patient business. Prior to Quintiles, Mr. Coman was the Chief Marketing Officer at Dendrite International, a company that develops and services software for the pharmaceutical industry. Earlier in his career, Mr. Coman held a variety of marketing leadership roles in telecommunications, including AOL Local & Long Distance (Talk America), Excel Communications, and Aerial Communications. Mr. Coman received a Bachelor of Art in Advertising from Michigan State University and a Master of Business Administration degree in Marketing, Entrepreneurship, and Finance from the Kellogg Graduate School of Management at Northwestern University.
We believe that Mr. Coman is qualified to serve on our board of directors based on his expertise in product and business development and strategy.
Jonathan Cotliar. Jonathan Cotliar has been Science 37’s Chief Medical Officer since May 2019. Prior to assuming the role of Chief Medical Officer, Dr. Cotliar served as Vice President of Medical Affairs of Science 37 from November 2016 to May 2019. Dr. Cotliar previously served as director of inpatient dermatology at Harbor-UCLA Medical Center and also previously held full-time faculty appointments at the David Geffen School of Medicine at UCLA, Northwestern University Feinberg School of Medicine, and City of Hope National Medical Center, where he was chief of the Division of Dermatology. Dr. Cotliar received a Bachelor of Art from Trinity College, a Doctor of Medicine degree from the University of Kentucky College of Medicine, and completed his training in dermatology and internal medicine at the David Geffen School of Medicine at UCLA. While at UCLA, Dr. Cotliar completed an NIH-sponsored K30 Fellowship in translational investigation. He is also board-certified in both internal medicine and dermatology.
Darcy Forman. Darcy Forman has been employed by Science 37 since January 2020 and has served as Chief Delivery Officer since January 2021. Prior to joining Science 37, Mrs. Forman served as Vice President of Corporate Development of Firma Clinical Research, a contract research company, from July 2016 to September 2019. Mrs. Forman previously served in multiple clinical operations and project management positions at various CROs spanning large, mid-size, and niche including i3 Research (now Syneos), Health Decisions and Clinipace. Prior to that, Mrs. Forman served as Bench Scientist before transitioning to the Clinical Research division of Pfizer, Inc. (NYSE: PFE), a pharmaceutical corporation, from June 1997 to January 2007. Mrs. Forman received a Bachelor of Art in chemistry from Lake Forest College.
Steven Geffon. Steve Geffon has been Science 37’s Chief Commercial Officer since December 2019. Before joining Science 37, Mr. Geffon served as Chief Commercial Officer at Medrio, a cloud-based electronic data capture platform for clinical trial and registry studies, from October 2018 to December 2019. Prior to Medrio, Mr. Geffon spent more than 15 years with ERT, a global data and technology company, from January 2004 to October 2018. Mr. Geffon has nearly 20 years of experience with technology-enabled solution providers and SaaS organizations. Mr. Geffon received a Bachelor of Science in biology from Stockton University.
Christine Pellizzari.   Christine Pellizzari has been Science 37’s Chief Legal Officer since July 2021. Ms. Pellizzari served as the General Counsel and Corporate Secretary of Insmed, Inc. from 2013 to 2021 and as Chief Legal Officer from 2018 to July 2021. Prior to joining Insmed, from 2007 through 2012, Ms. Pellizzari held various legal positions of increasing responsibility at Aegerion Pharmaceuticals, Inc., most recently as Executive Vice President, General Counsel and Secretary. Prior to Aegerion, Ms. Pellizzari served as Senior Vice President, General Counsel and Secretary of Dendrite International, Inc. Ms. Pellizzari joined Dendrite from the law firm of Wilentz, Goldman & Spitzer where she specialized in health care transactions and related regulatory matters. She previously served as law clerk to the Honorable Reginald Stanton, Assignment Judge for the Superior Court of New Jersey. Ms. Pellizzari received her Bachelor of Arts, cum laude, from the University of Massachusetts, Amherst and her Juris Doctor degree from the University of Colorado, Boulder.
Mike Zaranek. Mike Zaranek has been Science 37’s Chief Financial Officer since April 2020, and he also serves as a member of our senior executive team. Prior to joining Science 37, Mr. Zaranek served as Vice President, Finance for the Contract Sales and Medical Solutions Global Business unit of IQVIA from May 2015 to April 2020. Previously, Mike spent almost two decades in corporate development roles. In the aggregate, Mr. Zaranek has experience in excess of $20 billion in inorganic and capital market transactions. Mr. Zaranek received a Bachelor of Science degree in Accounting from The Pennsylvania State University and a Master of Business Administration degree from Duke University.
Bhooshitha B. De Silva. Bhooshitha B. De Silva is a director on our Board. Mr. De Silva has been Senior Vice President, Global Head of Corporate Development and Strategy, at Pharmaceutical Product Development, a global contract research organization providing drug development, laboratory and lifecycle management services, since 2014. Prior to that, Mr. De Silva served as Vice President, Corporate Development and Head of International, of Optimer, a materials research, development, and testing laboratory, from 2011 to 2014 and Vice President, Head of Business Development and Strategy, of Pfizer, Inc. (NYSE: PFE), a pharmaceutical corporation, from 2000 to 2011. Mr. De Silva received a Master of Engineering degree from Imperial College London in 1995, a Master of Science degree in Economics from the London School of Economics in 1997 and a Master of Science degree in Management Science from Stanford University in 2000.
We believe that Mr. De Silva is qualified to serve on our Board based on his extensive operational, managerial and strategic experience.
Robert Faulkner. Robert Faulkner is a director on our Board. Mr. Faulkner has been a Managing Director at Redmile Group, LLC, a health care- focused investment firm, since February 2008. Prior to Redmile, Mr. Faulkner was a sell-side equity analyst for 16 years, from 1992 to 2008, including at Hambrecht & Quist (now JPMorgan), Thomas Weisel Partners (now Stifel Financial Corp.) and SG Warburg & Co. (now UBS). Mr. Faulkner has also served as a director of MedAvail Holdings, Inc. since November 2020. Mr. Faulkner received a Bachelor of Arts in Government in 1984 from Harvard College and a Master of Business Administration from the Tuck School of Business at Dartmouth College in 1990.
We believe that Mr. Faulkner is qualified to serve on our Board based on his extensive strategic, investment and operational experience in the healthcare industry.
Adam Goulburn. Adam Goulburn is a director on our Board. Mr. Goulburn has been a Partner at Lux Capital, a venture capital firm, since November 2011. Mr. Goulburn has also served and serves on the boards of directors of various privately held companies in the healthcare industry, including AllStripes, Atavistik, Careguardian, Drone Racing League, Mahana Therapeutics, Pager, Plexium, TranSend Therapeutics, Vesta Healthcare and Rivet Health. During his directorship at these companies, Mr. Goulburn has served on numerous Audit Committees. Mr. Goulburn received a Bachelor of Commerce / Bachelor of Science degree in Commerce and Science from the University of New South Wales in 2005 and a Doctor of Philosophy degree from Monash University in 2010.
We believe Mr. Goulburn is qualified to serve on our Board based on his extensive experience and service as a director at numerous companies.
John W. Hubbard. John W. Hubbard is a director on our Board. Prior to joining Science 37, Mr. Hubbard was the President and Chief Executive Officer of Bioclinica, Inc., an integrated clinical life science solutions provider, from 2015 to 2018, during which he also served as a member of Bioclinica’s board of directors and audit committee. Prior to Bioclinica, Mr. Hubbard held senior executive positions with Pfizer, ICON plc, Parexel, and Hoechst Marion Roussel Pharmaceuticals (now Sanofi). Mr. Hubbard has also served and serves on the boards of directors of various companies, including Agile Therapeutics, Inc. (Nasdaq: AGRX) since October 2014, Signant Health (formerly CRF Health and Bracket) since July 2018, where he also serves as the Chairman of the Board of Directors, and Advarra, Inc. since July 2019, where he also serves as independent director. Mr. Hubbard currently serves as Healthcare Strategic Advisory Board Member of Genstar Capital, a leading middle-market private equity firm, since 2018. Mr. Hubbard has also served as Chairman of the Science & Technology Committee of Agile Therapeutics, from June 2015 to June 2020, where he currently serves as Chairman of the Nominating and Governance Committee since June 2020, and member of the Audit Committee since January 2015 and the Finance Committee since June 2015. Mr. Hubbard received a Bachelor of Science degree from Santa Clara University and a Doctor of Philosophy degree from the University of Tennessee.
We believe that Mr. Hubbard is qualified to serve on our board of directors based on his 35 years of expertise in the healthcare industry, as well as his extensive service in boards and committees of numerous companies.
Emily Rollins. Emily Rollins is a director on our Board. Ms. Rollins has served in various positions at Deloitte & Touche LLP (“Deloitte”) beginning in 1992, including as an Audit and Assurance Partner from 2006 to 2020. At Deloitte, Ms. Rollins served technology, media, and life sciences companies and guided hundreds of clients through complex audit and reporting processes. Ms. Rollins also served in positions of increasing responsibility, including leadership roles in Deloitte's U.S. Technology, Media, and Telecommunications industry group, Audit Innovation and Transformation, and Diversity and Inclusion. She led firm-wide initiatives to recruit, develop and retain women and diverse professionals as well as transform and modernize Deloitte's audit platform. Ms. Rollins currently serves on the boards of directors of Dolby Laboratories, Inc. (NYSE:DLB) and Xometry, Inc. (Nasdaq: XMTR). In addition, Ms. Rollins serves on the boards of several non-profit entities and associations. Ms. Rollins is a Certified Public Accountant and holds a B.A. degree in Accounting and International Relations from Claremont McKenna College.
We believe Ms. Rollins is qualified to serve on our Board based on her extensive experience and service as a director at numerous companies.
Neil Tiwari. Neil Tiwari is a director on our Board. Mr. Tiwari has served as a Partner of Private Healthcare Ventures at Magnetar Capital, a global hedge fund with over $14 billion of assets under management, based in Evanston, IL, since May 2021. Prior to this role, Mr. Tiwari served as Managing Director of dRx Capital, the digital health venture arm for Novartis, a global healthcare company based in Switzerland, from April 2019 to May 2021. Prior to that, Mr. Tiwari served as Principal of dRx Capital from September 2017 to April 2019, and served in senior product development roles from April 2015 to September 2017. Mr. Tiwari has served on the boards of directors of multiple companies, where he also served as a member of the Compensation and Mergers and Acquisitions Committees. Mr. Tiwari received a Bachelor of Science degree in Biomedical Engineering from Northwestern University in 2008, a Master of Science degree in Biomedical Engineering from Northwestern University in 2008 and a Master of Business Administration degree from the Haas School of Business at the University of California, Berkeley in 2018.
We believe that Mr. Tiwari is qualified to serve on our Board based on his expertise in the healthcare industry, as well as his extensive service in boards and committees of numerous companies.
Family Relationships
There are no family relationships among any of our executive officers or directors.
Board Composition
Our Board of Directors currently consists of seven members: David Coman, Bhooshitha B. De Silva, Robert Faulkner, Adam Goulburn, John W. Hubbard, Emily Rollins and Neil Tiwari. As set forth in our Amended and Restated Certificate of Incorporation, the Board of Directors is currently divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws provide that the authorized number of directors may be changed only by resolution of the Board of Directors. The division of our Board of Directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of our Company. Our directors may be removed only for cause by the affirmative vote of the holders of at least two-thirds in voting power of the outstanding shares of our capital stock entitled to vote in the election of directors.
Involvement in Certain Legal Proceedings
As of the filing of this Annual Report on Form 10-K, there are no legal proceedings, and during the past ten years there have been no legal proceedings, that are material to the ability or integrity of any of our directors, director nominees or executive officers.
Audit Committee and Audit Committee Financial Expert
We have a separately designated standing audit committee (“Audit Committee”) that consists of Emily Rollins, John Hubbard, and Neil Tiwari. Ms. Rollins serves as the Chairperson of the committee. Our Board has affirmatively determined that each of Ms. Rollins, Mr. Hubbard and Mr. Tiwari qualifies as independent for purposes of serving on an audit committee under Rule 10A-3 promulgated under the Exchange Act and Nasdaq’s additional standards applicable to Audit Committee members. The members of our Audit Committee meet the requirements for financial literacy under the applicable Nasdaq rules. In addition, our Board of Directors has determined that Ms. Rollins qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K, and under the similar Nasdaq Rules requirement that the Audit Committee have a financially sophisticated member.
Code of Conduct
We have a written Code of Conduct that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the Code of Conduct on our website, www.science37.com, in the “Investor Relations” section under “Corporate Governance.” In addition, we intend to post on our website all disclosures that are required by law or the rules of Nasdaq concerning any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics.
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, officers, and persons that own more than 10 percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10 percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.
We have identified the following reports required to be filed by insiders under Section 16(a) of the Exchange Act that were not filed in a timely manner: one late report by David Coman relating to one transaction and one late report by Mike Zaranek relating to one transaction.
Item 11. Executive Compensation
This section discusses the material components of the executive compensation program for our executive officers who are named in the “2021 Summary Compensation Table” below. In 2021, our “named executive officers” and their positions were as follows:
•David Coman, our Chief Executive Officer;
•Steven Geffon, our Chief Commercial Officer; and
•Christine Pellizzari, our Chief Legal Officer.

Summary Compensation Table
The following table shows information regarding the compensation earned by or paid to our named executive officers during the fiscal years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)	Total ($)
David Coman	2021	435,227	—	3,013,314	4,632,383	289,500	62,321(4)	8,432,745
Chief Executive Officer	2020	400,000	—	—	453,602	208,000	53,220	1,114,822
Steven Geffon	2021	334,922	—	716,365	4,801,897	250,100	16,089(5)	6,119,373
Chief Commercial Officer	2020	325,000	100,000	—	90,721	134,000	10,350	660,071
Christine Pellizzari	2021	192,574(6)	—	53,162	6,744,384	200,000	6,743(7)	7,196,863
Chief Legal Officer	2020	—	—	—	—	—	—	—
______________
(1)In accordance with SEC rules, this column reflects the aggregate grant-date fair value computed in accordance with ASC Topic 718 of the Earn-Out Shares (as defined below) that may be issuable to each named executive officer with respect to outstanding stock options held by the executive as of the consummation of the Business Combination if a Triggering Event (as defined below) occurs within the Earn-Out Period (as defined below), subject to the executive’s continued services through the time of such Triggering Event. The Earn-Out Shares will also be earned and issuable in the event of a change in control during the Earn-Out Period that results in the holders of our common stock receiving a per-share price equal to or in excess of any Triggering Event threshold. The Earn-Out Shares are described below under “Narrative to Summary Compensation Table - Equity Compensation.”
We have determined that the contingent obligation to issue Earn-out Shares to former Legacy Science 37 option holders, including the named executive officers, falls within the scope of ASC Topic 718 for stock-based compensation transactions because the option holders are required to continue providing service until the occurrence of the applicable Triggering Event. The fair value of the Earn-Out Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential outcomes over the Earn-Out Period using the most reliable information available. Assumptions used in the calculation of these amounts are included in Note 16 to our consolidated financial statements included in our 2021 annual report on Form 10-K.
(2)Amounts represent the aggregate grant date fair value of stock options granted to our named executive officers computed in accordance with ASC Topic 718. Assumptions used to calculate these amounts are included in Note 17 to our consolidated financial statements included in our 2021 annual report on Form 10-K.
(3)Amounts represent bonuses earned by each named executive officer under our annual bonus plan and paid in cash. For additional information on these payments, see “- Narrative to Summary Compensation Table - 2021 Bonuses” below.
(4)Amount represents employer matching contributions under our 401(k) plan ($13,000), housing reimbursements ($41,220), group life insurance premiums paid by employer ($441), and imputed income for supplemental individual disability insurance ($7,660). For details of Mr. Coman’s housing reimbursements, see the section titled “Executive Compensation Arrangements – David Coman Offer Letter.”
(5)Amount represents employer matching contributions under our 401(k) plan ($9,750), group life insurance premiums paid by employer ($441) and imputed income for supplemental individual disability insurance ($5,898).
(6)Ms. Pellizzari commenced employment as our Chief Legal Officer, effective as of July 8, 2021. This amount represents the base salary amount received by Ms. Pellizzari during fiscal year 2021, which was pro-rated for the time served in her position during fiscal year 2021.
(7)Amount represents group life insurance premiums paid by employer ($184) and imputed income for supplemental individual disability insurance ($6,559).

Narrative to Summary Compensation Table
2021 Salaries
The named executive officers receive a base salary to compensate them for services rendered to our Company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The base salaries of our named executive officers are reviewed from time to time and adjusted when our Board or Compensation Committee determines an adjustment is appropriate.
In connection with the Business Combination, in October 2021, the Board increased the compensation of certain members of our senior leadership team, including Messrs. Coman and Geffon, in order to bring their compensation in line with market compensation packages for public company executives within our industry. Specifically, in October 2021, the annual base salaries for Messrs. Coman and Geffon were increased from $400,000 and $325,000 to $550,000 and $400,000, respectively. Ms. Pellizzari’s annual base salary for 2021, which was established in connection with her commencement of employment with us in July 2021, was $400,000.
2021 Bonuses
We maintained an annual performance-based cash bonus program for 2021 in which each of our named executive officers participated. Bonus payments under the 2021 bonus program were determined based on achievement of certain corporate performance goals approved by the Board, subject to the applicable executive’s continued employment through the payment date. On October 2021, in connection with the closing of the Business Combination, the annual target bonuses for Messrs. Coman and Geffon, expressed as a percentage of base salary, were increased from 50% to 100% and from 70% to 75%, respectively. Ms. Pellizzari’s annual target bonus for 2021 was 50% of her base salary.
Under our 2021 annual bonus program, each named executive officer’s target bonus was based on the attainment of the following performance metrics: (i) net bookings, gross bookings, net revenue and technology sales (weighted at fifty percent (50%)), (ii) EBITDA, net profit margins, on-time patient enrollment and net promoter score (weighted at thirty percent (30%), (iii) innovation and quality goals, (weighted at fifteen percent (15%)), and (iv) employee engagement, strategy comprehension and collaboration (weighted at five percent (5%)). Earned bonuses under the 2021 bonus program were paid following the end of calendar year 2021. The actual aggregate bonuses paid to our named executives under our 2021 bonus program, as determined by our Board based on the level at which the applicable performance goals were attained, are set forth above in the Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation.”
Equity Compensation
Prior to the consummation of the Business Combination, we granted stock options to certain of our employees under our 2015 Stock Plan (the “2015 Plan”). In connection with the Business Combination, the Board adopted, and our stockholders approved, the Science 37 Holdings, Inc. 2021 Incentive Award Plan (the “2021 Plan”) in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our Company and certain of our affiliates and to enable our Company and certain of our affiliates to obtain and retain services of these individuals, which is essential to our long-term success. These awards of stock options are at-risk compensation and are designed to provide our executives with a continuing stake in our long-term success. No further awards have been or will be made under our 2015 Plan following the effectiveness of the 2021 Plan.
During 2021, in connection with Ms. Pellizzari’s commencement of employment with us, Ms. Pellizzari was granted (i) an option under our 2015 Plan to purchase 1,270,739 shares of our Common Stock at an exercise price of $9.49 per share and (ii) an option under our 2021 Plan to purchase 247,000 shared of our Common Stock at an exercise price of $10.05 per share, in each case with a vesting start date of July 8, 2021. Ms. Pellizzari’s options will vest and become exercisable with respect to 25% of the underlying shares subject to the option on the first anniversary of the vesting start date, and with respect to 1/48th of the shares subject to the option on each monthly anniversary of the applicable vesting start date thereafter, for a total vesting period of 4 years, subject to Ms. Pellizzari’s continued employment through each applicable vesting date. If Ms. Pellizzari’s employment is terminated by us without “cause” or by Ms. Pellizzari for “good reason” (each as defined in Ms. Pellizzari’s employment agreement), in either case, within thirty days prior to, or twelve months following, a “change in control” (as defined in Ms. Pellizari’s employment agreement), then all of the stock options then-held by Ms. Pellizzari will become vested and exercisable in full.
In October 2021, the Board granted stock options under the 2021 Plan to each of Messrs. Coman and Geffon covering 981,437 and 1,017,351 shares of our Common Stock, respectively, at an exercise price of $10.05 per share, with vesting start dates of October 7, 2021 (collectively, the “October 2021 Options”). The October 2021 Options will vest and become exercisable as to 25% of the underlying shares subject to the option on the first anniversary of the vesting start date, and with respect to 1/48th of the shares subject to the option on each monthly anniversary of the applicable vesting start date thereafter, for a total vesting period of 4 years, subject to the applicable executive’s continued service through the applicable vesting date. If an executive’s employment is terminated by is without “cause”, or for Mr. Coman, by him for “good reason,” (as each such term is defined Mr. Coman’s offer letter), in either case, within thirty days prior to, or twelve months following, a “change in control” (as defined in the 2021 Plan), then all of the October 2021 Options then-held by such executive will become vested and exercisable in full.
The following table sets forth the stock options granted to our named executive officers in the 2021 fiscal year.

Named Executive Officer	2021 Stock Options Granted
David Coman	981,437
Steven Geffon	1,017,351
Christine Pellizzari	1,517,739
Earn-Out Shares

Former holders of shares of Legacy Science 37 common stock (including shares received as a result of the conversion of Legacy Science 37 preferred stock) and former holders of options to purchase shares of Legacy Science 37 are entitled to receive a pro rata share of up to 12,500,000 additional shares of our common stock (the “Earn-Out Shares”) if, during the three years following the consummation of the Business Combination (the “Earnout Period”), the volume weighted average share price of our common stock equals or exceeds the thresholds set forth below for a period of at least 20 days out of 30 consecutive trading days (each, a “Triggering Event”). The number of Earn-Out Shares issued upon the occurrence of a Triggering Event will be determined as follows:
•If the volume weighted average share price is equal to or greater than $15.00, a one-time aggregate issuance of 5,000,000 Earn-Out Shares will be made; and
•If the volume weighted average share price is equal to or greater than $20.00, a one-time aggregate issuance of 7,500,000 Earn-Out Shares will be made.
In respect of former holders of Legacy Science 37 options, receipt of the Earn-Out Shares is subject to continued services to the Company or one of its subsidiaries at the time of the applicable Triggering Event. If there is a change of control of Science 37 during the Earn-Out Period that will result in the holders of common stock receiving a per share price equal to or in excess of any Triggering Event threshold, then immediately prior to such change of control, any Triggering Event that has not previously occurred shall be deemed to have occurred and Science 37 shall issue the Earn-Out Shares to the former holders of shares of Legacy Science 37 Common Stock and former holders of Legacy Science 37 options in accordance with their respective pro rata shares. The Outstanding Equity Awards at Fiscal Year-End table below shows the number of Earn-Out Shares each named executive officer is eligible to earn in respect of outstanding stock options held as of immediately prior to the consummation of the Business Combination.
Other Elements of Compensation
Retirement Plan
We currently maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. In 2021, we made discretionary matching contributions in respect of certain contributions made by participants in the 401(k) plan (up to a specified percentage of the employee contributions), and any such matching contributions will become fully vested after an employee has provided one (1) year of service. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.
Employee Benefits
All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:

•medical, dental and vision benefits;
•medical and dependent care flexible spending accounts;
•short-term and long-term disability insurance;
•life insurance; and
•employee assistance program.
We believe the benefits described above are necessary and appropriate to provide a competitive compensation package to our named executive officers.
No Tax Gross-Ups
We do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by our company.
Outstanding Equity Awards at Fiscal Year-End
The following table summarizes the number of shares of Science 37’s common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2021.

			Option Awards					Stock Awards
Name	Grant Date	Vesting Start Date(1)(2)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market Value of Shares That Have Not Vested ($)(4)
David Coman	4/22/2020	11/18/2019	1,656,530	2,192,038	—	$0.28	4/21/2030	—	—
	10/6/2021	—	—	—	—	—	—	577,984	7,207,460
	10/7/2021	10/7/2021	—	981,437	—	10.05	10/6/2031	—	—
Steven Geffon	4/22/2020	12/9/2019	457,468	457,469	—	0.28	4/21/2030	—	—
	10/6/2021	—	—	—	—	—	—	115,079	1,435,035
	10/7/2021	10/7/2021	—	1,017,351	—	10.05	10/6/2031	—	—
Christine Pellizzari	7/21/2021	7/8/2021	—	1,270,739	—	9.49	7/20/2031	—	—
	10/6/2021	—	—	—	—	—	—	8,541	106,506
	10/7/2021	7/8/2021	—	247,000	—	10.05	10/6/2031	—	—
_____________
(1)These stock options each vest with respect to 25% of the shares underlying such option on the first anniversary of the applicable vesting start date, and with respect to 1/48th of the underlying shares on each monthly anniversary of the applicable vesting start date thereafter, for a total vesting period of 4 years, subject to the applicable executive’s continued service through the applicable vesting date.
(2)If the applicable executive’s employment is terminated by Science 37 without cause or, for Mr. Coman and Ms. Pellizzari, by the executive for good reason, in either case, within thirty days prior to or twelve months following a change in control, such executive’s stock options will vest and become fully exercisable.
(3)Represents the Earn-Out Shares each named executive officer is eligible to receive with respect to Legacy Science 37 stock options held by the executive immediately prior to the consummation of the Business Combination, if a Triggering Event occurs within the Earn-Out Period, subject to the executive’s continued services through the time of such Triggering Event. The Earn-Out Shares will also be earned and issuable in the event of a change in control during the Earn-Out Period that results in the holders of our common stock receiving a per-share price equal to or in excess of any Triggering Event threshold. The Earn-Out Shares are described above under “Narrative to Summary Compensation Table - Equity Compensation.”
(4)The market value was computed using $12.47 per share, which is the closing price per share of our Common Stock on December 31, 2021.

Executive Compensation Arrangements
Offer of Employment Letters
During 2021, we were party to offer of employment letters with each of Messrs. Coman and Geffon and an employment agreement with Ms. Pellizzari, the material terms of which are summarized below.
David Coman Offer Letter
We entered into an employment offer letter with Mr. Coman in November 2019, pursuant to which Mr. Coman serves as our Chief Executive Officer. Mr. Coman’s offer letter sets forth the terms and conditions of his initial employment, including his initial base salary, target annual bonus opportunity, a $120,000 signing bonus, an initial stock option grant and eligibility to participate in our employee benefit plans. Mr. Coman’s offer letter also provides for company reimbursement of travel expenses incurred in connection with Mr. Coman’s travel from his residence in North Carolina to Science 37’s office in Los Angeles, California and for rental housing expenses in Los Angeles, California, in each case, for up to 24 months following his commencement of employment with Science 37.
Mr. Coman’s offer letter provides for his participation in Science 37’s Severance Policy as a “C-Level” employee, as defined in the Severance Policy. Mr. Coman will become entitled to severance benefits under the Severance Policy if his employment is terminated by Science 37 without “cause” (as defined in the Severance Policy) or if Mr. Coman resigns for “good reason” (as defined in Mr. Coman’s offer letter). For a description of the Severance Policy, see the section below entitled “Executive Compensation Arrangements – Severance Policy.”
Pursuant to the terms of his offer letter, Mr. Coman also entered into a separate agreement which includes a standard invention assignment, confidential information covenant, an employee non-solicitation covenant for one (1) year following the termination of Mr. Coman’s employment, and a covenant not to compete with Science 37 during the term of Mr. Coman’s employment.
Steven Geffon Offer Letter
We entered into an employment offer letter with Mr. Geffon in November 2019, pursuant to which Mr. Geffon serves as our Chief Commercial Officer. Mr. Geffon’s offer letter sets forth the terms and conditions of his initial employment, including his initial base salary, target annual bonus opportunity, an initial stock option grant and eligibility to participate in our employee benefit plans. Mr. Geffon’s offer letter does not provide for severance upon a termination of his employment; however, Mr. Geffon participates in our Severance Policy. For a description of the Severance Policy, see the section below entitled “Executive Compensation Arrangements – Severance Policy.”
Pursuant to the terms of his offer letter, Mr. Geffon also entered into a separate agreement which includes a standard invention assignment, confidential information covenant, an employee non-solicitation covenant for one (1) year following the termination of Mr. Geffon’s employment, and a covenant not to compete with Science 37 during the term of Mr. Geffon’s employment.
Christine Pellizzari Employment Agreement
We entered into an employment agreement with Ms. Pellizzari in July 2021, pursuant to which Ms. Pellizzari serves as our Chief Legal Officer. Ms. Pellizzari’s offer letter sets forth the terms and conditions of her initial employment, including her initial base salary, target annual bonus opportunity, eligibility to participate in Science 37’s equity incentive plan and other employee benefit plans, eligibility to receive an initial stock option grant, and eligibility to receive a stock option grant upon the closing of the Business Combination.
Ms. Pellizzari’s employment agreement provides that upon a termination of Ms. Pellizzari’s employment by Science 37 without “cause”, or by Ms. Pellizzari for “good reason,” as each such term is defined in her employment agreement, (i) Ms. Pellizzari will be entitled to receive twelve months of her then-current base salary, as well as her full target annual bonus for the year of termination, both payable in equal monthly installments during the twelve-month period following such termination, and (ii) solely if the termination occurs thirty days prior to, or twelve months following, a change in control, all of her equity awards that are outstanding and unvested as of the date of such termination will accelerate and vest in full upon such termination. Ms. Pellizzari also participates in our Severance Policy, which provides that if Ms. Pellizzari becomes entitled to severance under both her employment agreement and the Severance Policy, she will receive the greater of the severance under her employment agreement or the severance under the Severance Policy. For a description of the Severance Policy, see the section below entitled “Executive Compensation Arrangements – Severance Policy.”

Pursuant to the terms of her employment agreement, Ms. Pellizzari also entered into a separate agreement which includes a standard invention assignment, confidential information covenant, an employee non-solicitation covenant for one (1) year following the termination of Ms. Pellizzari’s employment, and a covenant not to compete with Science 37 during the term of Ms. Pellizzari’s employment.
Severance Policy
In October 2021, the Board adopted the Executive Severance Policy (the “Severance Policy”) under which Science 37’s Chief Executive officer and other members of Science 37’s senior executive team, including our named executive officers, are eligible to receive certain severance payments and benefits upon a termination of employment without “cause” (as defined in the Severance Policy). The Severance Policy is administered by the Compensation Committee, which has the authority to (among other things) determine who will be eligible for payments and benefits under the Severance Policy.
The Severance Policy provides that, in the event that an applicable executive’s employment with Science 37 is terminated without “cause” more than thirty days before or more than twelve months after a “change in control” of Science 37 (as defined in the 2021 Plan), he or she will receive the following severance payments and benefits: (i) six months’ continued payment of base salary, (ii) any earned, unpaid annual bonus for the calendar year immediately prior to the year in which the termination occurs, and (iii) Company-subsidized COBRA coverage for up to six months following termination.
In the event that the applicable executive’s employment is terminated without “cause” within thirty days before or twelve months after a change in control, he or she will instead receive the following severance payments and benefits: (i) twelve months’ continued payment of base salary, (ii) any earned, unpaid annual bonus for the calendar year immediately prior to the year in which the termination occurs, (iii) a pro-rated target cash performance bonus for the calendar year in which the termination occurs, (iv) Company-subsidized COBRA coverage for up to twelve months following termination, and (v) full acceleration of all then-outstanding equity awards held by such executive.
If an executive participating in the Severance Policy is eligible to receive severance benefits or payments under an individual employment agreement, severance agreement or offer letter or, if he or she resides outside of the United States, under applicable law, then such executive will receive the greater of his or her individual severance provided under any individual arrangement or under applicable law (as applicable) or the severance under the Severance Policy, so long as the executive does not receive a duplication of benefits.
All payments and benefits under the Severance Policy are subject to the applicable executive’s timely execution and non-revocation of a release of claims in favor of Science 37 and continued compliance with applicable restrictive covenants.
The Severance Policy contains an Internal Revenue Code Section 280G “best pay” provision, pursuant to which any payments or benefits under the Severance Policy will be paid in full or reduced to the extent that such payments and benefits will not be subject to the excise tax under Internal Revenue Code Section 4999, whichever results in the better after-tax treatment for the applicable executive.
2021 Director Compensation Table
In connection with the Business Combination, we adopted a non-employee director compensation program which provides for annual cash retainer fees and long-term equity awards for our eligible non-employee directors. For details of our director compensation program, see “Director Compensation Program” below. Our Chief Executive Officer, Mr. Coman, does not receive any additional compensation for serving on our Board.
The following table sets forth compensation earned by our non-employee directors during the fiscal year ended December 31, 2021:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Total ($)
Bhooshitha B. De Silva(4)	—	—	—	—
Robert Faulkner(5)	21,205	—	187,499	208,704
Adam Goulburn(6)	9,425	—	124,998	134,423
John W. Hubbard	12,959	316,245	124,998	454,202
Emily Rollins	14,137	—	124,998	139,135
Neil Tiwari	9,425	—	124,998	134,423
__________________
(1)Cash retainers paid to our non-employee directors for 2021 were pro-rated for any partial calendar quarter of service.
(2)In accordance with SEC rules, this column reflects the aggregate grant-date fair value computed in accordance with ASC Topic 718 of the Earn-Out Shares that may be issuable to Mr. Hubbard with respect to outstanding stock options held by Mr. Hubbard as of the consummation of the Business Combination if a Triggering Event occurs within the Earn-Out Period, subject to Mr. Hubbard’s continued services through the time of such Triggering Event. The Earn-Out Shares will also be earned and issuable in the event of a change in control during the Earn-Out Period that results in the holders of our common stock receiving a per-share price equal to or in excess of any Triggering Event threshold.
We have determined that the contingent obligation to issue Earn-out Shares to former Legacy Science 37 option holders, including Mr. Hubbard, falls within the scope of ASC Topic 718 for stock-based compensation transactions because the option holders are required to continue providing service until the occurrence of the applicable Triggering Event. The fair value of the Earn-Out Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential outcomes over the earn-out period using the most reliable information available. Assumptions used in the calculation of these amounts are included in Note 16 to our consolidated financial statements included in our 2021 annual report on Form 10-K.
(3)Amounts represent the aggregate grant date fair value of stock options granted to each non-employee director during 2021 computed in accordance with ASC Topic 718. Assumptions used to calculate these amounts are discussed in Note 17 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. Initial Awards (defined below) paid to our non-employee directors for 2021 were not pro-rated for partial calendar quarter of service.
(4)Mr. De Silva waived his non-employee director compensation for 2021.
(5)Mr. Faulkner's cash retainer for 2021 was paid to Red Mile Group LLC.
(6)Mr. Goulburn's cash retainer for 2021 was paid to Lux Capital Management LLC.
The table below shows the aggregate numbers of option awards (exercisable and unexercisable) held as of December 31, 2021 by each non-employee director who was serving as of December 31, 2021:

Name	Options Outstanding at Fiscal Year End (#)
Robert Faulkner	41,363
Adam Goulburn	27,575
John W. Hubbard	431,481
Emily Rollins	27,575
Neil Tiwari	27,575

Director Compensation Program
Our non-employee director compensation program (the “Director Compensation Program”), which became effective upon the closing of the Business Combination, is designed to attract and retain highly qualified directors and align their interests with those of our shareholders. The material terms of the Director Compensation Program are set forth below.
Our Director Compensation Program consists of the following cash retainers for each of our non-employee directors for their service on the Board: (i) an annual cash retainer of $40,000; and (ii) if the non-employee director serves as the chairperson/lead independent director or chair of a committee of the Board, an additional annual retainer as follows: (A) $40,000 for the chairperson/lead independent director; (B) $20,000 for the chair of the audit committee; (C) $15,000 for the chair of the compensation committee; or (D) $10,000 for the chair of the nominating and corporate governance committee. Annual cash retainers are paid quarterly in arrears and are pro-rated for any partial calendar quarter of service.
Under the Director Compensation Program, each non-employee director who is initially elected or appointed to serve on the Board on or after the closing of the Business Combination will receive (A) if elected or appointed as chairperson or lead director, an equity award with a grant date fair value of $187,500 (as determined under the program); or (B) if elected or appointed in in any other position(s) on the Board, an equity award with a grant date fair value of $125,000 (as determined under the program) (in either case, an “Initial Award”). The Initial Award will be pro-rated based on the director’s length of service during the first year of his or her election or appointment. Each non-employee director who has served on the Board as of the date of an annual meeting of stockholders that occurs after the closing of the Business Combination and will continue to serve as a non-employee director immediately following such meeting will receive an equity award with a grant-date fair value of approximately $125,000 (as determined under the program) (the “Annual Award”).
The Board will determine the type(s) of award to be granted as Initial Awards and Annual Awards (collectively “Director Awards”) on or prior to the applicable grant date. The number of shares of our Common Stock subject to any Director Award that is a stock option will be determined by dividing the dollar value of such Director Award by the Black-Scholes value of a share of our Common Stock as of the applicable grant date. The number of shares of our Common Stock subject to any other type of Director Award (including restricted stock units) granted under the Director Compensation Program be determined by dividing the dollar value of such Director Award by the closing price of our Common Stock as of the applicable grant date. Any stock options granted under the Director Compensation Program will have an exercise price equal to the fair market value of our Common Stock on the date of grant and will expire not later than ten years after the date of grant.
Each Director Award will vest in full on the earlier of the first anniversary of the applicable grant date and the date of our next annual shareholder meeting following the grant date, subject to the applicable director’s continued service on the Board through the applicable vesting date. In addition, Director Awards will vest in full upon a “change in control” (as defined in the 2021 Plan) if the non-employee will not become a member of the Board or the board of directors of Science 37’s successor (or any parent thereof) following such change in control.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information with respect to holdings of our common stock by (i) stockholders who beneficially owned more than 5% of the outstanding shares of our common stock, and (ii) each of our directors (which includes all nominees), each of our named executive officers and all directors and executive officers as a group as of March 14, 2022, unless otherwise indicated. The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Applicable percentage ownership is based on 115,493,635 shares of common stock outstanding as of March 14, 2022. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, or other rights held by such person that are currently exercisable or will become exercisable within 60 days of March 14, 2022 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.
Unless otherwise indicated, the address of each beneficial owner listed below is c/o Science 37 Holdings, Inc., 800 Park Offices Drive, Suite 3606, Research Triangle Park, North Carolina, 27709. We believe, based on information provided to us, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

BENEFICIAL OWNERSHIP TABLE
Name and Address of Beneficial Owner	Number of Shares	% of Ownership
Five Percent Holders
Entities affiliated with Redmile Group, LLC(1)	19,808,234	17.2
Pharmaceutical Product Development, LLC(2)	17,379,797	15.1
Entities affiliated with Lux Capital(3)	15,164,556	13.1
Entities affiliated with LifeSci Holdings, LLC(4)	6,864,384	5.9
Directors and Executive Officers
David Coman(5)	2,763,872	2.4
Mike Zaranek(6)	571,834	*
Jonathan Cotliar(7)	698,115	*
Darcy Forman(8)	187,205	*
Steven Geffon(9)	552,774	*
Christine Pellizzari	0	—
John W. Hubbard(10)	212,698	*
Neil Tiwari(11)	27,575	—
Robert Faulkner(12)	41,363	—
Adam Goulburn(13)	27,575	—
Bhooshitha B. De Silva	0	—
Emily Rollins(14)	27,575	—
All directors and officers as a group (12 individuals)(15)	5,110,586	4.4
__________________
*Less than 1%.
(1)Consists of: (a) 3,829,013 shares of common stock held by RAF, L.P., (b) 3,110,595 shares of common stock held by Redmile Capital Offshore II Master Fund, Ltd., (c) 7,252,571 shares of common stock held by Redmile Private Investments II, L.P., (d) 616,055 shares of common stock held by Redmile Strategic Master Fund, LP, and (e) 5,000,000 shares of common stock held by RedCo II Master Fund, L.P. Redmile Group, LLC is the investment manager/adviser to each of the private investment vehicles listed in items (a) through (e) (collectively, the “Redmile Funds”) and, in such capacity, exercises voting and investment power over all of the securities held by the Redmile Funds and may be deemed to be the beneficial owner of these securities. Jeremy C. Green serves as the managing member of Redmile Group, LLC and also may be deemed to be the beneficial owner of these shares. Redmile Group, LLC, Mr. Green and Robert Faulkner each disclaim beneficial ownership of these shares, except to the extent of its or his pecuniary interest in such shares, if any. The address of the Redmile Funds, Mr. Green and Mr. Faulkner is c/o Redmile Group, LLC, One Letterman Dr., Building D, Suite D3-300, San Francisco, CA 94129.
(2)Wildcat Acquisition Holdings (UK) Limited (“Wildcat”) is the sole member of Pharmaceutical Product Development, LLC; Jaguar Holding Company II (“Jaguar II”) is the sole shareholder of Wildcat; Jaguar Holding Company I, LLC (“Jaguar “) is the sole shareholder of Jaguar II; Eagle Holding Company II, LLC (“Eagle II”) is the sole member of Jaguar I; PPD, Inc. (“PPD”) is the sole member of Eagle II; Thermo Fisher Scientific Powder US Holdings Corp. (“Powder Holdings”) is the sole shareholder of PPD; and Thermo Fisher Scientific Inc. (“Thermo Fisher”), a Delaware corporation, is the ultimate parent entity of Powder Holdings. By virtue of such relationships, each may be deemed to have beneficial ownership over such securities, and each disclaim beneficial ownership of such securities, except to the extent of its or their pecuniary interest therein, if any. The principal office of Wildcat is 11 Granta Park, Cambridge CB21 6GQ, United Kingdom, the principal office of each of PPD, Eagle II, Jaguar I, Jaguar II and Pharma LLC is 929 North Front Street, Wilmington, North Carolina 28401 and the principal office of each of Thermo Fisher and Powder Holdings is 168 Third Avenue, Waltham, Massachusetts 02451.
(3)Consists of (a) 3,505,890 shares of common stock held by Lux Co-Invest Opportunities, L.P. and (b) 11,658,666 shares of common stock held by Lux Ventures IV, L.P. Lux Co-Invest Partners, LLC is the general partner of Lux Co-Invest Opportunities, L.P. and exercises voting and dispositive power over the shares held by Lux Co-Invest

Opportunities, L.P. Lux Venture Partners IV, LLC is the general partner of Lux Ventures IV, L.P. and exercises voting and dispositive power over the shares noted herein held by Lux Ventures IV, L.P. Peter Hebert and Josh Wolfe are the individual managing members of Lux Venture Partners IV, LLC and Lux Co-Invest Partners, LLC (the “Individual Lux Managers”). The Individual Lux Managers, as the sole managers of Lux Venture Partners IV, LLC and Lux Co-Invest Partners, LLC, may be deemed to share voting and dispositive power for the shares held by Lux Ventures IV, L.P. and Lux Co-Invest Opportunities, L.P. Lux Capital Management, LLC serves as the investment manager for each of Lux Venture Partners IV, LLC and Lux Co-Invest Partners, LLC and may be deemed to share voting and dispositive power for the shares held by Lux Ventures IV, L.P. and Lux Co-Invest Opportunities, L.P.. Each of Lux Venture Partners IV, LLC, Lux Co-Invest Partners, LLC and the Individual Lux Managers separately disclaim beneficial ownership over the shares noted herein except to the extent of their pecuniary interest therein. The address for these entities and individuals is c/o Lux Capital Management, 920 Broadway, 11th Floor, New York, NY 10010.
(4)Consists of (a) 4,918,487 shares of common stock owned by LifeSci Holdings LLC and (b) 1,945,897 shares of common stock owned by LifeSci Ventures Partners II, LP. Michael Rice and Andrew McDonald are the managing members of LifeSci Holdings LLC and the general partners of LifeSci Ventures Partners II, LP. The address for these entities and individuals is c/o LifeSci Capital LLC, 250 West 55th St., #3401, New York, NY 10019.
(5)Represents 726,137 shares of Common Stock and 2,037,735 options to purchase shares of Common Stock.
(6)Represents 571,834 options to purchase shares of Common Stock.
(7)Represents 626,132 shares of Common Stock and 71,983 options to purchase shares of Common Stock.
(8)Represents 42,547 shares of Common Stock and 144,658 options to purchase shares of Common Stock.
(9)Represents 552,774 options to purchase shares of Common Stock.
(10)Represents 212,698 options to purchase shares of Common Stock.
(11)Represents 27,575 options to purchase shares of Common Stock.
(12)Represents 41,363 options to purchase shares of Common Stock.
(13)Represents 27,575 options to purchase shares of Common Stock.
(14)Represents 27,575 options to purchase shares of Common Stock.
(15)Represents 1,394,816 shares of Common Stock and 3,715,770 options to purchase shares of Common Stock.
Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2021)

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in first column)
Equity compensation plans approved by security holders(1)	25,425,289	$5.30	9,611,051
Equity compensation plans not approved by security holders	—	—	—
Total	25,425,289	$5.30	9,611,051
(1)Consists of the 2015 Stock Plan (the “2015 Plan”), the 2021 Incentive Award Plan (the “2021 Plan”), the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), and the Earn-Our Shares issued in accordance with the Merger Agreement to former holders of shares of Legacy Science 37 options to purchase shares of Legacy Science. The number of shares of common stock reserved for issuance under the 2021 Plan will increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by a number equal to the lesser of (i) a number equal to five percent (5%) of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by the board of directors. The number of shares of common stock reserved for issuance under the 2021 ESPP will also increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031 by a equal to the lesser of (a) one percent (1%) of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares of common stock as determined by the board of directors.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Policies and Procedures for Related Person Transactions
Our board of directors has adopted a related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants in which the amount involved exceeds $120,000 in any fiscal year and a related person has, had or will have a direct or indirect material interest in such transaction; provided that, if the Company qualifies as a “smaller reporting company” pursuant to SEC rules, a related person transaction is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company (including any of its subsidiaries) was, is or will be a participant and the amount involved exceeds the lesser of (1) $120,000 or (2) one percent of the average of the Company’s total assets at fiscal year-end for the last two completed fiscal years, and in which any related person had, has or will have a direct or indirect material interest. Transactions involving compensation for services provided to us as an employee or director are considered pre-approved. A related person is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities and any of their respective immediate family members and any entity owned or controlled by such persons.
Under our policy, our finance team is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. In addition, any potential related person transaction that is proposed to be entered into by the Company must be reported to the Company’s Chief Financial Officer (or his or her designee) by both the related person and the person at the Company responsible for such potential related person transaction. If our finance team determines that a transaction or relationship is a related person transaction requiring compliance with the policy, our Chief Financial Officer is required to present to the Audit Committee all relevant facts and circumstances relating to the related person transaction, including whether the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party, whether the transaction arose in the ordinary course of business, and the extent of the related person’s interest in the transaction, taking into account the conflicts of interest and corporate opportunity provisions of the Company’s Code of Conduct, and either approve or disapprove the related person transaction.
If advance Audit Committee approval of a related person transaction requiring the Audit Committee's approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chair of the Audit Committee, subject to ratification of the transaction by the Audit Committee at the Audit Committee's next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. If a transaction was not initially recognized as a related person transaction, then upon such recognition the transaction will be presented to the Audit Committee for ratification at the Audit Committee's next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction.
Our management will update the Audit Committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then current related person transactions. No director may participate in approval of a related person transaction for which he or she is a related person.
Director Independence
Nasdaq rules (the “Nasdaq rules”) require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. In addition, the director must not be precluded from qualifying as independent under the per se bars set forth by the Nasdaq rules. Our Board has undertaken a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that each of the directors on our Board, other than Mr. Coman, are independent directors under the Nasdaq listing rules and Rule 10A-3 of the Exchange Act. Our independent directors have regularly scheduled meetings at which only independent directors are present.
Related Person Transactions
The following includes a summary of transactions since January 1, 2020 to which we have been a party in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than transactions that are described under the section “Executive and Director Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.
Director Affiliations
Some of our directors are affiliated with and serve on our board of directors as representatives of entities which beneficially own or owned 5% or more of our common stock, as indicated below:

Director	Principal stockholder(1)
Adam Goulburn	Funds affiliated with Lux Capital
Robert Faulkner	Funds affiliated with Redmile Group, LLC
Bhooshitha B. De Silva	Pharmaceutical Product Development, LLC
__________________
(1)See “Security Ownership of Certain Beneficial Owners and Management” for additional information about shares held by these entities.
Indemnification Agreements
We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, penalties, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.
Agreements with PPD
The Company provides services to Pharmaceutical Product Development, LLC (together, with its affiliates, “PPD”), or its clients pursuant to a Master Clinical Site Agreement (the “Clinical Site Agreement”) and Master Vendor Agreement (the “Vendor Agreement”) entered into in April 2020 and May 2020, respectively. PPD is a beneficial owner of the Company. The Clinical Site Agreement provides that the Company will provide clinical studies of proprietary new investigational drugs under the applicable PPD client protocols. The Vendor Agreement provides that each of the Company and PPD will provide their respective services to the other party on a work order basis. During the years ended December 31, 2021 and 2020, PPD paid the Company $13.1 million and $9.1 million, respectively, for services rendered pursuant to these agreements.
Agreements with Novartis
The Company is party to a Master Services Agreement (the “MSA”), dated April 14, 2020, with Novartis Pharmaceutical Corporation (together, with its affiliates, “Novartis”) and a Services Framework Agreement (the “SFA”), dated March 10, 2021, with Novartis. The MSA and SFA provide the framework pursuant to which the Company provides services to Novartis. The Company was previously party to an Enterprise Collaboration Commitment Agreement with Novartis, which expired in June 2020, and a General Services Agreement from May 2018 through February 2019. Neil Tiwari, a director of the Company, served as a Managing Director of dRx Capital, the digital health venture arm for Novartis, from April 2019 to May 2021. Novartis was a 50% holder of dRX Capital who, until July 2021, was a minority holder of Legacy Science 37 outstanding common stock on an as converted basis. In July 2021, dRx Capital AG dissolved and its interest in the Company was distributed to its two 50% owners, one of which was Novartis. During the years ended December 31, 2021 and 2020, Novartis paid the Company $1.4 million and $0.4 million, respectively, for services rendered pursuant to these agreements.

Agreements with Redmile
The Company is party to a Master Services Agreement, dated October 2, 2020, with AlloVir, Inc. (“AlloVir”), pursuant to which the Company provides services to AlloVir. For the year ended December 31, 2021, the Company had received $0.3 million from AlloVir, a company in which Redmile Group, LLC has a minority interest. Entities affiliated with Redmile Group, LLC are beneficial owners of the Company.
Certain Transactions of Legacy Science 37
Series D Preferred Stock Financing
On March 1, 2019, Legacy Science 37 entered into a Series D Preferred Stock Purchase Agreement, pursuant to which Legacy Science 37 issued and sold an aggregate of 12,317,871 shares of its Series D Preferred Stock at a price per share of $2.8414, for an aggregate purchase price of approximately $35.0 million. The following table sets forth the aggregate number of shares of Series D preferred stock that Legacy Science 37 issued and sold to its directors, officers and 5% stockholders and their affiliates in this transaction and the aggregate amount of consideration for such shares:

Purchaser(1)	Shares of Series D Preferred Stock	Cash purchase price
Funds affiliated with Lux Capital	1,616,019	$4,591,756
Pharmaceutical Product Development, LLC	7,038,784	$20,000,001
Funds affiliated with Redmile Group, LLC	1,308,364	$3,717,585
dRx Capital AG(2)	1,253,736	$3,562,365
__________________
(1)See “Security Ownership of Certain Beneficial Owners and Management” for additional information about shares held by these entities.
(2)dRx Capital AG dissolved in July 2021 and their interest in the Company was distributed to their two 50% owners.
Series D-1 Preferred Stock Financing
On August 5, 2020, Legacy Science 37 entered into a Series D-1 Preferred Stock Purchase Agreement, pursuant to which it issued and sold an aggregate of 9,038,448 shares of its Series D-1 Preferred Stock at a price per share of $4.42551, for an aggregate purchase price of approximately $40.0 million. The following table sets forth the aggregate number of shares of its Series D-1 Preferred Stock that Legacy Science 37 issued and sold to its directors, officers and 5% stockholders and their affiliates in this transaction and the aggregate amount of consideration for such shares:

Purchaser(1)	Shares of Series D-1 Preferred Stock	Cash purchase price
Funds affiliated with Lux Capital	903,849	$3,999,993
Pharmaceutical Product Development, LLC	2,259,626	$9,999,997
Funds affiliated with Redmile Group	2,259,625	$9,999,993
Affiliates of dRx Capital AG(2)	45,192	$199,998
__________________
(1)See “Security Ownership of Certain Beneficial Owners and Management” for additional information about shares held by these entities.
(2)dRx Capital AG dissolved in July 2021 and their interest in the Company was distributed to their two 50% owners.
Agreements with Legacy Science 37 Stockholders
In connection with its Series D-1 Preferred Stock financing, in August 2020, Legacy Science 37 entered into an amended and restated investors’ rights agreement, or the Investors’ Rights Agreement, an amended and restated right of first refusal and co-sale agreement, or the Co-Sale Agreement, and an amended and restated voting agreement, or the Voting Agreement, in each case with funds affiliated with Lux Capital, funds affiliated with Redmile Group, PPD, dRx Capital AG and affiliates of dRx Capital AG. All rights under the Investors’ Right Agreement, other than the registration rights, terminated automatically upon the closing of the Business Combination. The Co-Sale Agreement and the Voting Agreement terminated automatically upon the closing of the Business Combination.
Settlement Agreement with Former Executive Officer and Director
In June 2020, Legacy Science 37 entered into a settlement agreement and release (the “Settlement Agreement”) with Noah Craft and Belinda Tan, Legacy Science 37’s former co-founders and former Chief Executive Officer and Chief Medical Officer, respectively (the “Former Officers”). The Settlement Agreement provides for, among other things, a general release of claims by the Former Officers, the repurchase of all Legacy Science 37 common stock held by the Former Officers, the settlement of certain claims relating to Good Dermatology and the payment of $4.9 million by Legacy Science 37 to the Former Officers for the foregoing.
Related Party Transactions in Connection with the Business Combination
Support Agreements. In connection with the execution of the Merger Agreement, LifeSci Holdings, LLC (the “Sponsor”) entered into the Sponsor Support Agreement with LSAQ and Legacy Science 37 pursuant to which the Sponsor had agreed (i) to vote all shares of LSAQ Common Stock beneficially owned by it in favor of the Business Combination and related matters, (ii) to cooperate in the preparation of our periodic reports and other filings that may be made after the consummation of the Business Combination and to amend the agreement relating to the Private Placement Warrants held by the Sponsor or enter into such other agreement such that they shall represent the right to receive 3,146,453 shares of LSAQ Common Stock at the time at which the Business Combination became effective.
In addition, in connection with the execution of the Merger Agreement, certain stockholders of Legacy Science 37 owning approximately 73.8% of the voting power of Legacy Science 37 entered into the Legacy Science 37 Holders Support Agreement with LSAQ and Legacy Science 37 pursuant to which such stockholders agreed to vote all shares of Legacy Science 37 Common Stock (including shares of Legacy Science 37 Common Stock received in connection with the Legacy Science 37 Preferred Stock Conversion) beneficially owned by them in favor of the Business Combination and related matters.
Amended and Restated Registration Rights Agreement. In connection with the closing of the Business Combination, Legacy Science 37, LSAQ and certain stockholders of LSAQ and certain stockholders of Legacy Science 37 who received shares of LSAQ Common Stock pursuant to the Merger Agreement entered into an amended and restated registration rights agreement (“Registration Rights Agreement”), which became effective upon the consummation of the Business Combination.
Lock-up Agreement and Arrangements. In connection with the execution of the Merger Agreement, the Sponsor entered into a lock-up agreement (the “Sponsor Lock-Up Agreement”) with LSAQ, pursuant to which the Sponsor agreed, subject to certain customary exceptions, not to:
•offer, pledge, sell, contract to sell or otherwise dispose of, directly or indirectly, any shares of LSAQ Common Stock or Private Placement Warrants held by it immediately after the time at which the Business Combination became effective, or enter into a transaction that would have the same effect, whether any of such transactions are to be settled by delivery of such shares of LSAQ Common Stock, Private Placement Warrants, in cash or otherwise;
•enter into transaction that would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of any of such shares of LSAQ Common Stock or Private Placement Warrants, whether any of such transactions are to be settled by delivery of such shares of LSAQ Common Stock, Private Placement Warrants, in cash or otherwise; or
•publicly disclose the intention to make any offer, sale, pledge or disposition, or to enter into any transaction, swap, hedge or other arrangement, or engage in any “Short Sales” (as defined in the Sponsor Lock-Up Agreement) with respect to any security of LSAQ;
from the Closing of the Business Combination until the date that is 180 calendar days thereafter; provided, however, that the restrictions set forth in the Sponsor Lock-up Agreement do not apply to (1) transfers or distributions to such stockholders current or former general or limited partners, managers or members, stockholders, other equity holders or other direct or indirect affiliates (within the meaning of Rule 405 under the Securities Act) or to the estates of any of the foregoing; (2) transfers by operation of law; (3) the establishment of a trading plan pursuant to Rule 10b5-1 under the Exchange Act for the transfer of such shares of LSAQ Common Stock or Private Placement Warrants so long as the plan does not provide for transfer of such shares of LSAQ Common Stock or Private Placement Warrants during the 180-calendar day period; (4) gifts to a charitable organization; (5) transfers in connection with any bona fide mortgage, encumbrance or pledge to a financial institution in connection with any bona fide loan or debt transaction or enforcement thereunder; (6) transfers to the Company; (7) transfers to (A) the Company’s officers or directors or (B) any affiliates or family members of the Company’s officers or directors; (8) the exercise of warrants to purchase shares of LSAQ Common Stock and any related transfer of shares of LSAQ Common Stock in connection therewith (A) deemed to occur upon the “cashless” or “net” exercise of warrants or for the purpose of paying the exercise price of such warrants or for paying taxes due as a result of the exercise of such warrants, it being understood that all shares of LSAQ Common Stock received upon such exercise or transfer will remain subject to the restrictions set forth in the Sponsor Lock-Up Agreement during the 180-calendar day period, or (9) transactions relating to shares of LSAQ Common Stock or Private Placement Warrants acquired in open market transactions, in each of clauses (1), (2), (3), (4) and (7), where the transferee agrees to be bound by the terms of the Sponsor Lock-Up Agreement. Notwithstanding the foregoing, if after consummation of the Business Combination, there is a “Change of Control” of LSAQ (as defined in the Sponsor Lock-up Agreement), all of the shares of LSAQ Common Stock and the Private Placement Warrants, in each case, subject to the restrictions set forth in the Sponsor Lock-Up Agreement will be automatically released from such restrictions.
Director Nomination Agreement. LSAQ, the Sponsor, Legacy Science 37 and certain stockholders of Legacy Science 37 entered into a Director Nomination Agreement, dated October 6, 2021, pursuant to which each party agreed that our board of directors would initially upon the effectiveness of the Business Combination consist of at least seven members, one of which will be appointed by LSAQ pursuant to the Merger Agreement, and the remainder of which would be appointed by Legacy Science 37. Pursuant to the Director Nomination Agreement, our board is comprised of the following: David Coman, our Chief Executive Officer; one independent director designated by certain affiliates of Redmile Group, LLC, who is Robert Faulkner; one independent director designated by certain affiliates of Lux Capital Management, LLC, who is Adam Goulburn; one independent director to be designated by Pharmaceutical Product Development, LLC, who is Bhooshi DeSilva; and three additional independent directors, who are John W. Hubbard, Neil Tiwari and Emily Rollins. The Director Nomination Agreement provides, among other things, that from and after the closing of the Business Combination and until such time as it beneficially owns less than 10.0% of our then-issued and outstanding shares of common stock, each of the applicable LSAQ stockholders will be entitled to nominate one person for election as a director of our Board at the applicable meeting of our stockholders, and subject to our Board's fiduciary duties, our Board will recommend these directors for stockholder approval. Additionally, under the agreement, in the event of the first vacancy that occurs on our Board, LifeSci Holdings, LLC shall be entitled to designate an independent director to fill such vacancy so long as it and its affiliates beneficially owns more than 1.0% of our then-issued and outstanding shares of common stock.
LSAQ Related Party Transactions
Founder Shares
On January 1, 2020, LSAQ issued an aggregate of 2,156,250 shares of common stock, which we refer to as the “founder shares,” to the Sponsor for an aggregate purchase price of $25,000. On September 30, 2020, the Sponsor transferred 215,625 founder shares to Chardan Healthcare Investments LLC, an investor in the Sponsor. The founder shares included an aggregate of up to 153,990 shares of common stock that remained subject to forfeiture by the Sponsor, following the underwriters’ election to partially exercise their over-allotment option so that the number of founder shares would collectively represent 20% of LSAQ’s issued and outstanding shares upon the completion of the IPO. On January 8, 2021, the underwriters’ election to exercise their remaining over-allotment option expired unexercised, resulting in 615,959 shares no longer subject to forfeiture and the forfeiture of 153,990 shares. There currently are 2,002,260 founder shares issued and outstanding.
The Sponsor and Chardan Healthcare Investments LLC have agreed that, subject to certain limited exceptions, 50% of the founder shares will not be transferred, assigned, sold or released from escrow until the earlier of (i) six months after the date of the consummation of a Business Combination or (ii) the date on which the closing price of LSAQ’s shares of common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30- trading day period commencing after a Business Combination and the remaining 50% of the founder shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, LSAQ consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.
PIPE Investment
In connection with the execution of the Merger Agreement, LSAQ entered into the Subscription Agreements with certain subscribers pursuant to which the subscribers agreed to purchase (the “PIPE Investors”), and LSAQ agreed to sell to the subscribers, an aggregate of 20,000,000 shares of LSAQ Common Stock, for a purchase price of $10.00 per share and an aggregate purchase price of $200,000,000.
The following table summarizes the participation in the foregoing transaction by LSAQ’s directors, executive officers, and holders of more than 5% of any class of LSAQ’s capital stock as of the date of such transaction:

Name	Aggregate Purchase Price
RTW Investments, LP.(1)	$30,000,000
BlackRock Health Sciences Trust II(2)	15,000,000
LifeSci Venture Partners II, LP(3)	1,000,000
__________________
(1)The subscribers of the shares are RTW Venture Fund Limited, RTW Master Fund, Ltd., and RTW Innovation Master Fund, Ltd., which are affiliates of RTW Investments, LP.
(2)BlackRock Health Sciences Trust II is a fund under management by a subsidiary of BlackRock, Inc.
(3)LifeSci Venture Partners II, LP is an affiliate of the Sponsor. Andrew McDonald and Michael Rice are general partners and David Dobkin is a limited partner of LifeSci Venture Partners II, LP.
Administrative Support Agreement
LSAQ entered into an agreement, commencing on November 20, 2020 through the time at which the Business Combination became effective, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial support. For each of the year ended December 31, 2020 and for the six months ended June 30, 2021, LSAQ incurred $10,000 and $70,000, respectively, in fees for these services.
Promissory Note — Related Party
On June 19, 2020, LSAQ issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which LSAQ could borrow up to an aggregate principal amount of $175,000. The Promissory Note was non-interest bearing and payable within 15 days of the Sponsor providing LSAQ with written notice of demand. The outstanding balance under the Promissory Note of $175,000 was repaid on November 24, 2020.
Item 14. Principal Accountant Fees and Services
Audit, Audit-Related, Tax and All Other Fees
The following table summarizes the fees of Ernst & Young LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit and tax services:

Fee Category	2021	2020
Audit Fees(1)	$933,100	$748,500
Audit Related Fees	—	—
Tax Fees(2)	$75,705	$36,308
All Other Fees	—	—
Total Fees	$1,008,805	$784,808
__________________
(1)“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements, and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements for those fiscal years. Fees for 2021 and 2020 also included fees billed for professional services rendered in connection with LSAQ’s Form S-4 registration statement and amendments related to the SPAC reverse merger and our Form S-1 and Form S-8 registration filings and related consents.

(2)“Tax Fees” consist of fees billed for professional services rendered by Ernst & Young LLP for various permissible tax compliance and tax advisory services.
Audit Committee Pre-Approval Policy and Procedures
The Audit Committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage Ernst & Young LLP to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit Committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by Ernst & Young LLP has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. On a periodic basis, the Audit Committee reviews and generally pre-approves the services (and related fee levels or budgeted amounts) that may be provided by Ernst & Young LLP without first obtaining specific pre-approval from the Audit Committee. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations. The Audit Committee pre-approved all services performed since the pre-approval policy was adopted.

Part IV
Item 15. Exhibits, Financial Statement Schedule

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1#	Agreement and Plan of Merger, dated as of May 6, 2021, by and among LifeSci Acquisition II Corp., LifeSci Acquisition II Merger Sub, Inc. and Science 37, Inc.	8-K	2.1	May 7, 2021
3.1	Amended and Restated Certificate of Incorporation.	S-1	3.1	November 5, 2021
3.2	Amended and Restated Bylaws of Science 37 Holdings, Inc.	8-K	3.3	October 13, 2021
4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934.			*
4.2	Specimen Stock Certificate of Science 37 Holdings, Inc.	8-K	4.1	October 13, 2021
4.3	Private Warrant Agreement, dated November 24, 2020, between LSAQ and the Sponsor.	8-K	4.1	November 25, 2021
4.4	Form of Warrant Exchange Agreement between LSAQ and the Sponsor.	S-4/A	4.3	August 31, 2021
10.1	Letter Agreements, dated November 20, 2020, by and among LSAQ, its officers, its directors and its initial stockholders.	8-K	10.1	November 25, 2021
10.2	Registration and Stockholders Rights Agreement, dated November 20, 2020, by and among LSAQ and its initial stockholders.	8-K	10.4	November 25, 2021
10.3	Stock Escrow Agreement, dated November 20, 2020, by and among LSAQ, its initial stockholders, and Continental Stock Transfer & Trust Company.	8-K	10.3	November 25, 2021
10.4	Subscription Agreement, dated November 20, 2020, by and among LSAQ and its initial stockholders.	8-K	10.5	November 25, 2021
10.5	Sponsor Support Agreement, dated May 6, 2021, by and among LSAQ and the LifeSci Capital LLC.	8-K	10.1	May 7, 2021
10.6	Form of PIPE Subscription Agreement.	8-K	10.3	May 7, 2021
10.7+	Form of Indemnification Agreement.	S-4/A	10.8	August 31, 2021
10.8+	Offer Letter by and between Science 37, Inc. and David Coman, dated November 13, 2019.	S-4	10.15	July 28, 2021
10.9+	Offer Letter by and between Science 37, Inc. and Stephen Geffon, dated November 13, 2019.	S-4	10.16	July 28, 2021
10.10+	Offer Letter by and between Science 37, Inc. and Jonathan Cotliar, dated October 20, 2016.	S-4	10.17	July 28, 2021
10.11+	Employment Agreement by and between Science 37, Inc. and Christine Pellizzari, dated June 7, 2021.			*
10.12+	2021 Science 37 Holdings, Inc. Incentive Award Plan.	S-8	99.1	February 10, 2022
10.13+	Form of Option Agreement under 2021 Science 37 Holdings, Inc. Incentive Award Plan.	8-K	10.14	October 13, 2021
10.14+	Form of Restricted Stock Unit Agreement under 2021 Science 37 Holdings, Inc. Incentive Award Plan.	8-K	10.15	October 13, 2021
10.15+	2021 Science 37 Holdings, Inc. Employee Stock Purchase Plan.	S-8	99.2	February 10, 2022
10.16+	2015 Science 37, Inc. Stock Plan.	S-8	99.3	February 10, 2022
10.17	Amended and Restated Registration Rights Agreement by and among LSAQ, the Company and certain stockholders.	S-1	10.17	November 5, 2021
10.18	Sponsor Lock-up Agreement.	8-K/A	10.18	November 15, 2021
10.19	Science 37 Holders Support Agreement.	8-K/A	10.19	November 15, 2021

10.20	Director Nomination Agreement, by and among LifeSci Acquisition II Corp., LifeSci Holdings LLC, Science 37, Inc. and the stockholders party thereto.	S-1	10.20	November 5, 2021
10.21+	Science 37 Holdings, Inc. Executive Severance Policy.			*
21.1	Subsidiaries of the Company.			*
23.1	Consent of Independent Registered Public Accounting Firm.			*
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).			*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).			*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.			**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.			**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
______________
*     Filed herewith.
**    Furnished herewith.
#    Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
+    Indicates management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2022	By:	/s/ David Coman
	Name:	David Coman
	Title:	Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Coman	Chief Executive Officer and Director	March 22, 2022
(principal executive officer)

/s/ Mike Zaranek	Chief Financial Officer	March 22, 2022
(principal financial officer and principal accounting officer)

/s/ Robert Faulkner	Chairman and Director	March 22, 2022

/s/ Bhooshitha B. De Silva	Director	March 22, 2022

/s/ Adam Goulburn	Director	March 22, 2022

/s/ John W. Hubbard	Director	March 22, 2022

/s/ Emily Rollins	Director	March 22, 2022

/s/ Neil Tiwari	Director	March 22, 2022