Form 10-Q
period 2022-03-31
Science 37 Holdings, Inc.
filed 2022-05-09
CIK 1819113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 001-39727
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
As of May 2, 2022, there were 115,996,390 shares of common stock, par value $0.0001 per share, issued and outstanding.

			Page
Part I	Financial Information
	Item 1.	Financial Statements	5
		Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31,2021 (unaudited)	5
		Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 (unaudited)	6
		Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and 2021 (unaudited)	7
		Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (unaudited)	8
		Notes to Condensed Consolidated Financial Statements (unaudited)	9
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
	Item 4.	Controls and Procedures	26
Part II	Other Information
	Item 1.	Legal Proceedings	28
	Item 1A.	Risk Factors	28
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
	Item 3.	Defaults Upon Senior Securities	28
	Item 4.	Mine Safety Disclosures	28
	Item 5.	Other Information	28
	Item 6.	Exhibits	29
Signatures			30

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may” or “should” or, in each case, their negative or other variations or comparable terminology. They may appear in a number of places throughout this Quarterly Report on Form 10-Q, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and include statements regarding our future results of operations and financial position, business strategy, plans and prospects, existing and prospective products, research and development costs, timing and likelihood of success, and plans and objectives of management for future operations and results.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may impact such forward-looking statements include:
a.our ability to respond to general economic and financial market conditions, changes in regulatory environment and/or competitive factors;
b.our limited operating history;
c.our ability to raise additional funding to strengthen our core business, expand into additional markets and extend the reach of our operating system;
d.potential loss or non-renewal of Science 37’s contracts, any delay in our customers’ clinical trials or non-payment by its customers for services that we have performed;
e.our ability to recognize the anticipated benefits of the Business Combination (defined below);
f.our dependence on the clinical trial market;
g.our reliance on third parties for important products, services and licenses to certain technology and intellectual property rights;
h.the continuing impact of the COVID-19 pandemic;
i.political, legal and compliance, operational, regulatory, economic and other risks associated with the international expansion of our operations;
j.risks related to our technology, intellectual property and data privacy practices;
k.our exposure to geopolitical risks and changes in applicable laws and regulations;
l.litigation and regulatory enforcement risks; and
m.volatility in the trading price of our common stock.
The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and other risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Furthermore, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on the Company’s current expectations and beliefs and are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, there can be no assurance that future developments affecting the Company will be those that the Company has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Forward-looking statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.
You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The forward-looking statements contained in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. The Company will not and does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as require by law.

Part I - Financial Information
Item 1. Financial Statements
Science 37 Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(unaudited)
(In thousands, except share data)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$179,551	$214,601
Accounts receivable and unbilled services, net (including amounts with related parties)	10,133	10,699
Prepaid expenses and other current assets	7,991	7,403
Total current assets	197,675	232,703
Property and equipment, net	1,374	1,393
Operating lease right-of-use assets	1,805	2,086
Capitalized software, net	32,122	24,290
Other assets	325	326
Total assets	$233,301	$260,798
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$10,764	$12,819
Accrued expenses and other liabilities	14,680	17,073
Deferred revenue	5,433	5,130
Total current liabilities	30,877	35,022
Long-term liabilities:
Long-term deferred revenue	2,030	2,478
Operating lease liabilities	1,176	1,322
Other long-term liabilities	1,637	1,477
Long-term earn-out liability	23,400	98,900
Total liabilities	59,120	139,199
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock:
Redeemable convertible preferred stock, $0.0001 par value; 100,000,000 shares authorized, 0 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 400,000,000 shares authorized, 115,713,623 and 114,991,026 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	12	11
Additional paid-in capital	331,353	323,666
Accumulated deficit	(157,184)	(202,078)
Total stockholders’ equity	174,181	121,599
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$233,301	$260,798
See accompanying notes to condensed consolidated financial statements.

Science 37 Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2022	2021
Revenues (including amounts with related parties)	$18,686	$12,438
Operating expenses:
Cost of revenues (including amounts with related parties)	15,986	8,638
Selling, general and administrative	30,153	9,164
Depreciation and amortization	3,469	1,497
Total operating expenses	49,608	19,299
Loss from operations	(30,922)	(6,861)
Other income (expense):
Interest income	94	1
Sublease income	239	33
Change in fair value of earn-out liability	75,500	—
Other income (expense)	(18)	1
Total other income	75,815	35
Income (loss) before income taxes	44,893	$(6,826)
Income tax (benefit) expense	(1)	—
Net income (loss)	$44,894	$(6,826)
Earnings (loss) per share:
Basic	$0.39	$(1.28)
Diluted	$0.35	$(1.28)
Weighted average common shares outstanding:
Basic	115,387	5,319
Diluted	126,462	5,319
See accompanying notes to condensed consolidated financial statements.

Science 37 Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Three Months Ended March 31, 2022 and 2021
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
(In thousands)	Shares	Amount	Shares	Amount
Balances at December 31, 2021	—	$—	114,991	$11	$323,666	$(202,078)	$121,599
Stock-based compensation expense	—	—	—	—	7,557	—	7,557
Proceeds from option exercises	—	—	723	1	130	—	131
Net income	—	—	—	—	—	44,894	44,894
Balances at March 31, 2022	—	$—	115,714	$12	$331,353	$(157,184)	$174,181

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(In thousands)	Shares	Amount	Shares	Amount
Balances at December 31, 2020 (as previously reported)	41,587	$143,086	2,765	$1	$1,611	$(107,747)	$(106,135)
Retroactive application of the recapitalization due to Merger[1]	33,908	—	2,255	—	—	—	—
Balances at December 31, 2020, effect of Merger[1]	75,495	$143,086	5,020	$1	$1,611	$(107,747)	$(106,135)
Stock-based compensation expense	—	—	—	—	225	—	225
Proceeds from option exercises	—	—	919	—	332	—	332
Net loss	—	—	—	—	—	(6,826)	(6,826)
Balances at March 31, 2021	75,495	$143,086	5,939	$1	$2,168	$(114,573)	$(112,404)
See accompanying notes to condensed consolidated financial statements.

________________________________
1 Historical shares and capital amounts have been retroactively adjusted for reverse recapitalization as described in Note 1 “Company Background and Basis of Presentation” to the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Science 37 Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Operating activities
Net income (loss)	$44,894	$(6,826)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,469	1,497
Non-cash lease expense related to operating lease right-of-use assets	281	494
Stock-based compensation	7,557	225
Gain on change in fair value of earn-out liability	(75,500)	—
Changes in assets and liabilities:
Accounts receivable and unbilled services, net (including amounts with related parties)	566	2,139
Prepaid expenses and other current assets	(571)	(845)
Other assets	1	(142)
Accounts payable	(5,294)	(1,954)
Accrued expenses and other current liabilities	(3,255)	(2,213)
Deferred revenue	(145)	525
Operating lease liabilities	(145)	(216)
Other, net	159	229
Net cash used in operating activities	(27,983)	(7,087)
Investing activities
Capitalization of software development costs	(7,035)	(2,298)
Purchases of fixed assets	(146)	(111)
Net cash used in investing activities	(7,181)	(2,409)
Financing activities
Cash received from stock option exercises	114	63
Net cash provided by financing activities	114	63
Net decrease in cash, cash equivalents, and restricted cash	(35,050)	(9,433)
Cash, cash equivalents, and restricted cash, beginning of period	214,601	33,483
Cash, cash equivalents, and restricted cash, end of period	$179,551	$24,050
Supplemental disclosures of non-cash activities
Balance in accounts payable and accrued expenses and other current liabilities related to capitalized software and fixed asset additions	$(4,101)	$(742)
Balance in prepaid expenses and other current assets related to stock option exercises	$17	$269
See accompanying notes to condensed consolidated financial statements.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

1. Company Background and Basis of Presentation
Description of Business
Science 37 Holdings, Inc. and its subsidiaries (the "Company" or "Science 37”) operates under one reporting segment and is a leading provider of technology-based solutions that enable agile clinical trials and decentralized approaches on behalf of biopharmaceutical sponsors. The Company pioneered agile and decentralization methods and developed the industry’s first Agile Clinical Trial Operating System™ (“OS”) combining its unified technology platform, which orchestrates workflows, generates evidence and harmonizes data seamlessly, with its expansive centralized networks of patient communities, telemedicine investigators, mobile nursing, community providers, remote coordinators and data and devices. By making clinical research more accessible to patients and providers, the OS helps clinical research sponsors achieve faster patient enrollment, enable better patient retention and increase accessibility to representative patient populations. These improvements help accelerate the development of potentially life-saving treatments through faster study timelines and a more representative and diverse patient population.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements of the Company, but does not include all the disclosures required by GAAP.
Emerging Growth Company and Smaller Reporting Company Status
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
The Company is also a smaller reporting company as defined in Item 10(f) of Regulation S-K. Smaller reporting companies may take advantage of scaled disclosure requirements, including, among other things, providing audited financial statements for two fiscal years, in contrast to other reporting companies, which must provide audited financial statements for three fiscal years. To the extent the Company takes advantage of such scaled disclosure requirements, it may make the comparison of its financial statements with other public companies difficult or impossible.
Accounting Pronouncements Recently Adopted
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (ASU 2019-12), which eliminates certain exceptions to the guidance in Income Taxes (Topic 740) related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted ASU 2019-12 effective January 1, 2021. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Accounting Pronouncements Issued but Not Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The standard replaces the incurred loss impairment methodology in current GAAP with one that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company does not expect the adoption of the guidance to have a material effect on the Company’s consolidated financial statements. This is primarily based on the Company’s assessment of historical credit losses, customers’ creditworthiness, and the fact that the Company’s trade receivables are short term in duration. The Company plans to adopt the provisions of ASU 2016-13 effective January 1, 2023.
2. Business Combination
On October 6, 2021, the Company consummated a merger (the “Merger”) with LifeSci Acquisition II Corp (“LSAQ”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated May 6, 2021. Pursuant to the Merger Agreement, the Company merged with LSAQ, with the Company treated as the accounting acquirer, LSAQ treated as the accounting acquiree and the Merger Transaction reflected as a reverse recapitalization. Under this method of accounting, the consolidated financial statements of Science 37, Inc. (“Legacy Science 37”) are the historical financial statements of the Company. The net assets of LSAQ were stated at historical costs, with no goodwill or other intangible assets recorded in accordance with U.S. GAAP, and were consolidated with Legacy Science 37’s financial statements on the closing date of the Merger Transaction. The shares and net loss per share available to holders of Legacy Science 37’s common and preferred stock prior to the Merger Transaction have been retroactively adjusted as shares reflecting the exchange ratio of approximately 1.815 established in the Merger Agreement.
An aggregate of 30,858,261 shares of the Company’s common stock was issued to LSAQ public shareholders, the LSAQ Sponsor, and private placement (“PIPE”) investors as part of the transaction. As a result of the Merger Transaction, Legacy Science 37 shareholders received aggregate consideration of $233.5 million in 2021, including the PIPE financing, net of LSAQ shareholder redemptions and transaction costs.
In addition, former holders of shares of Legacy Science 37 preferred and common stock and former holders of options to purchase shares of Legacy Science 37 common stock are entitled to receive their respective pro rata shares of up to 12,500,000 additional shares of the Company’s Common Stock (the “Earn-Out Shares”) if certain triggering events are met within 3 years from the date of the Merger. For more information on the Merger transaction, please refer to Note 1 “Company Background and Basis of Presentation” and Note 3 “Business Combination” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
3. Revenue
Revenue by Geography
Substantially all of the Company’s revenue for the three months ending March 31, 2022 and 2021 was derived from services performed within the United States. No other country represented more than 10% of total revenue for either period.
Unsatisfied Performance Obligations
As of March 31, 2022, the aggregate amount of transaction price allocated to the unsatisfied performance obligations was $168.5 million. The Company expects to recognize this revenue over the remaining contract term of the individual projects, with contract terms generally ranging from one month to 9.3 years. The amount of unsatisfied performance obligations is lower than the potential contractual revenue since it excludes revenue that is constrained. Revenue amounts excluded due to constraints include those amounts under contracts that are wholly unperformed in which the customer has a unilateral right to cancel the arrangement, or that require the Company to undertake numerous activities to fulfill the performance obligations, including various activities that are outside of the Company’s control.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Timing of Billing and Performance
During the three months ended March 31, 2022 and 2021, the Company recognized approximately $2.6 million and $1.7 million of revenue that was included in the deferred revenue balance at the beginning of the periods, respectively. During the three months ended March 31, 2022 and 2021, revenue recognized from performance obligations partially satisfied in previous periods was $0.4 million and $1.5 million, respectively. These cumulative catch-up adjustments primarily related to contract modifications executed in the current period, which resulted in changes to the transaction price and changes in estimates such as estimated total costs.
Accounts Receivable, Unbilled Services, and Deferred Revenue
Accounts receivable and unbilled services (including contract assets) consisted of the following:

(In thousands)	March 31, 2022	December 31, 2021
Accounts receivable	$8,724	$8,143
Unbilled services	1,589	2,825
Total accounts receivable and unbilled services	10,313	10,968
Allowance for doubtful accounts	(180)	(269)
Total accounts receivable and unbilled services, net	$10,133	$10,699
As of March 31, 2022 and December 31, 2021, contract assets of $1.6 million and $2.8 million, respectively, were included in unbilled services.
Deferred revenue as of March 31, 2022 and December 31, 2021 was $7.5 million and $7.6 million, respectively. Quarter over quarter changes in the Company’s accounts receivable, unbilled services and deferred revenue balances were impacted by timing differences between the Company’s satisfaction of performance obligations under its contracts, achievement of billing milestones, and customer payments.
Concentration of Credit Risk
Financial assets that subject the Company to credit risk primarily consist of cash and cash equivalents, accounts receivable and unbilled services. Based on the short-term nature and historical realization of the financial assets, as well as the reputable credit ratings of the financial institutions holding the deposits, the Company believes it bears minimal credit risk.
For the three months ended March 31, 2022 and 2021, three customers individually (totaling 48.9% and 80.6%, respectively) accounted for greater than 10% of revenue. As of March 31, 2022 and December 31, 2021, three customers individually (totaling 64.1% and 78.4%, respectively) accounted for greater than 10% of accounts receivable, net.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4. Leases
Future minimum lease payments under non-cancellable leases as of March 31, 2022 were as follows:

(In thousands)	Operating Leases
Remainder of 2022	$922
2023	674
2024	599
2025	138
2026	11
2027 and thereafter	—
Total future minimum lease payments	2,344
Less imputed interest	(185)
Total	$2,159
Components of lease liability reported as of March 31, 2022:
Accrued expenses and other liabilities	$983
Operating lease liabilities	1,176
Total	$2,159
5. Accrued Expenses and Other Liabilities
Accrued expenses consist of the following as of March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Compensation, including bonuses, fringe benefits, and payroll taxes	$7,855	$11,611
Professional fees, investigator fees, and pass-through expenses	3,350	3,174
Current portion of operating lease liabilities	983	1,120
Commissions payable	1,195	1,168
Other	1,297	—
Total accrued expenses and other liabilities	$14,680	$17,073
6. Fair Value Measurements
Financial instruments, including cash and cash equivalents, are recorded at cost, which approximates fair value. Former holders of shares of Legacy Science 37 common stock were allocated Earn-Out Shares in connection with the completion of the Merger. These Earn-Out Shares are accounted for as a liability and require fair value measurement on a recurring basis. Due to the significant unobservable inputs that are required to value these shares, they are classified as Level 3 in the fair value hierarchy. Please refer to Note 10 “Earn-Out Shares” for additional details surrounding the valuation methodology for the Earn-Out Shares.
None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. There were no transfers between fair value measurement levels during the three months ended March 31, 2022 and the year ended December 31, 2021.
The following table summarizes the fair value of the Company’s assets and liabilities that are measured and reported at fair value on a recurring basis as of March 31, 2022:

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$175,729	$—	$—	$175,729
Total	$175,729	$—	$—	$175,729
Liabilities:
Earn-out liability related to shareholders	$—	$—	$23,400	$23,400
Total	$—	$—	$23,400	$23,400
The following table summarizes the fair value of the Company’s assets and liabilities that are measured and reported at fair value on a recurring basis as of December 31, 2021:

(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$19,033	$—	$—	$19,033
Total	$19,033	$—	$—	$19,033
Liabilities:
Earn-out liability related to shareholders	$—	$—	$98,900	$98,900
Total	$—	$—	$98,900	$98,900
7. Earnings (Loss) Per Share
The following table presents the calculation of basic and diluted earnings (loss) per share for the Company’s common stock for the three months ended March 31, 2022 and 2021 (as adjusted for the Merger Exchange Ratio as described in Note 2 “Business Combination”):

(In thousands, except per share amounts)	2022	2021
Numerator:
Net income (loss)	$44,894	$(6,826)
Denominator:
Basic weighted average common shares outstanding	115,387	5,319
Effect of dilutive securities:
Stock options outstanding	11,075	—
Diluted weighted average common shares outstanding	126,462	5,319
Earnings (loss) per share:
Basic	$0.39	$(1.28)
Diluted	$0.35	$(1.28)
Certain potential common shares outstanding are excluded from the computation of diluted earnings per share. Potential common shares related to stock options, preferred stock and warrants outstanding may be determined to be anti-dilutive based on application of the treasury stock method or in periods when the Company incurs a loss. Earn-out shares are contingent upon the price of the Company’s common stock over a specified period of time and the target stock prices have not been achieved as of the end of the reporting period. The number of potential shares outstanding that were excluded from the computation of diluted earnings per share, weighted for the portion of the period they were outstanding,

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

were as follows for the three months ended March 31, 2022 and 2021 (as adjusted for the Merger Exchange Ratio as described in Note 2 “Business Combination”):

(In thousands)	2022	2021
Anti-dilutive shares:
Redeemable convertible preferred stock	—	75,495
Stock options outstanding	16,402	15,801
Warrants outstanding	—	12
Earn-out shares	12,500	—
Total	28,902	91,308

8. Related-Party Transactions
For the three months ended March 31, 2022 and 2021, the Company had revenue of $2.3 million and $4.4 million, respectively, and as of March 31, 2022 and December 31, 2021, receivables of $1.9 million and $2.0 million, respectively, from Pharmaceutical Products Development, LLC, a shareholder who beneficially owns 5% or more of the Company’s common stock. Pharmaceutical Products Development, LLC became a minority shareholder of the Company during the first quarter of 2019.
For the three months ended March 31, 2021, the Company had revenue of $0.1 million from Novartis Pharma AG, who had a 50% ownership in dRX Capital AG, a shareholder who, until July 2021, had a minority interest in the Company and a seat on the Company’s Board of Directors. In July 2021, dRX Capital AG was dissolved and their interest in the Company was distributed to their owners. This dissolution and distribution did not cause any other shareholder of the Company to obtain a minority interest in the Company.
As of March 31, 2022 and December 31, 2021, the Company had receivables of $12.1 thousand and $27.3 thousand, from AlloVir, a Company in which Redmile Group, LLC has a minority interest. Entities affiliated with Redmile Group, LLC collectively own 5% or more of the Company’s common stock. Redmile Group, LLC became a minority shareholder of the Company in the third quarter of 2016.
9. Commitments and Contingencies
Legal Proceedings
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
As of March 31, 2022, the Company had no material contingent losses recorded.
Please refer to Note 4 “Leases” for information regarding lease commitments and Note 10 “Earn-Out Shares” for information regarding the contingent obligation related to the Earn-Out Shares.
10. Earn-Out Shares
In accordance with the Merger Agreement, former holders of shares of Legacy Science 37 common stock (including shares received as a result of the conversion of Legacy Science 37 preferred stock) and former holders of options to purchase shares of Legacy Science 37 are entitled to receive their respective pro rata shares of up to 12,500,000 Earn-Out

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Shares if, during the three years following the consummation of the Merger, the volume weighted average price of Science 37’s Common Stock for a period of at least 20 days out of 30 consecutive trading days:
i.is equal to or greater than $15.00, a one-time aggregate issuance of 5,000,000 Earn-Out Shares will be made (“Trigger 1”); and
ii.is equal to or greater than $20.00, a one-time aggregate issuance of 7,500,000 Earn-Out Shares will be made (“Trigger 2”).
As of December 31, 2021, the stockholders and option holders were estimated to receive approximately 10,914,422 and 1,585,579 Earn-Out Shares, respectively, based on the fully diluted capitalization table of Legacy Science 37. The fair value of the Earn-Out Shares was approximately $10.35 (Trigger 1) and approximately $8.20 (Trigger 2) per share as of December 31, 2021.
As of March 31, 2022, the stockholders and option holders are estimated to receive approximately 10,992,532 and 1,507,468 Earn-Out Shares, respectively. The fair value of the Earn-Out Shares was approximately $2.50 (Trigger 1) and approximately $1.87 (Trigger 2) per share as of March 31, 2022.
The estimated fair value of the Earn-Out Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the earn-out Period using the most reliable information available. This valuation method falls into Level 3 fair value hierarchy for inputs used in measuring fair value and is based on inputs that are unobservable and significant to the overall fair value measurement. Unobservable inputs are inputs that reflect the Company's judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. To the extent that the valuation is based on models or inputs that are unobservable in the market, the determination of fair value requires management to exercise a high degree of judgment. Change in significant unobservable inputs could result in a higher or lower fair value measurement of the liability associated with of the Earn-Out shares. Assumptions used in the valuation were as follows:

	March 31, 2022	December 31, 2021
Stock price	$5.35	$12.47
Expected volatility	70.0%	55.0%
Risk-free interest rate	2.37%	0.91%
Forecast period (in years)	2.5	2.8
Former Science 37 Shareholders
The Company has determined that the contingent obligation to issue Earn-Out Shares to former Science 37 shareholders is not indexed to the Company's stock under ASC Topic 815-40 and therefore equity treatment is precluded. The Triggering Event that determines the issuance of the Earn-Out Shares includes terms that are not solely indexed to the common stock of the Company and, as such, liability classification is required. For the three months ended March 31, 2022, there was a decrease in the fair value of the earn-out liability of $75.5 million, which was recorded as a gain in “Change in fair value of earn-out liability” within the consolidated statements of operations. In accordance with the Merger Agreement, Earn-Out Shares attributable to former Science 37 option holders who discontinue providing service before the occurrence of the Triggering Event are reallocated to the remaining eligible former stockholders and former option holders.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The earn-out liability is recorded on the balance sheet as a non-current liability because potential payment of the liability will be settled in the Company’s common shares. The following table presents a reconciliation of changes in the carrying amount of the contingent earn-out liability classified as Level 3 fair value hierarchy using significant unobservable inputs for the three months ended March 31, 2022:

(In thousands)	Earn-Out Liability
Balance at December 31, 2021	$98,900
Change in fair value related to option holder forfeitures	166
Change in fair value related to share valuation inputs	(75,666)
Total change in fair value recognized in earnings	$(75,500)
Balance at March 31, 2022	$23,400
Former Science 37 Option Holders
The contingent obligation to issue Earn-Out Shares to former Science 37 option holders falls within the scope of ASC 718, Share-based Compensation, because the option holders are required to continue providing service until the occurrence of the Triggering Event(s). For the three months ended December 31, 2021, the Company recorded approximately $2.1 million in share-based compensation expense related to the Earn-Out Shares. For the three months ended March 31, 2022, the Company recorded approximately $1.9 million in share-based compensation expense related to the Earn-Out Shares, with approximately $5.4 million of unrecognized compensation expense at March 31, 2022, which is expected to be recognized over the remaining derived service period of 0.6 years (Trigger 1) and 0.9 years (Trigger 2).

11. Stock-Based Compensation
The Company currently has one equity-based compensation plan, the Science 37 Holdings, Inc. 2021 Incentive Award Plan (the “2021 Plan”) from which stock-based compensation awards can be granted to employees, consultants, and non-executive directors. Prior to the consummation of the Merger in the fourth quarter of 2021, the Company granted stock options to employees under the Science 31, Inc. 2015 Stock Option Plan (the “2015 Plan”). No further awards have been or will be made under the 2015 Plan following the effectiveness of the 2021 Plan. The 2021 Plan allows for the grant of awards in the form of: (i) incentive stock options; (ii) non-qualified stock options; (iii) stock appreciation rights; (iv) restricted stock; (v) restricted stock units; (vi) dividend equivalents; and (vii) other stock and cash based awards.
A summary of stock option awards outstanding as of March 31, 2022 and changes during the three months then ended were as follows:

(In thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2021	25,425	$5.30
Granted	3,961	11.25
Exercised	(723)	0.66
Forfeited	(451)	7.90
Outstanding at March 31, 2022	28,213	$6.21

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The total amount of stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 was as follows:

Statement of Operations classification	Three Months Ended March 31,
(In thousands)	2022	2021
Cost of revenues (stock options)	$514	$55
Selling, general and administrative (stock options)	5,168	170
Selling, general and administrative (earn-out shares)	1,875	—
Total stock-based compensation expense	$7,557	$225
12. Income Taxes
Science 37 is treated as a “C” corporation for U.S. tax purposes.
Adoption of Recent Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (ASU 2019-12), which eliminates certain exceptions to the guidance in Income Taxes (Topic 740) related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted ASU 2019-12 effective January 1, 2021. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.
The Company has incurred net operating losses since inception and is forecasting additional losses through December 31, 2022. No U.S. Federal or state income taxes are expected for 2022 and foreign income taxes are expected to be immaterial; as such, the provision for income taxes recorded as of March 31, 2022 was immaterial.. Due to the Company’s history of losses since inception, there is not enough evidence at this time to support the conclusion that the Company will generate future income of a sufficient amount and nature to utilize the benefits of the Company’s net deferred tax assets. Accordingly, as of March 31, 2022 and December 31, 2021, the Company provided a full valuation allowance against its net deferred tax assets since as of that time, the Company could not assert that it was more likely than not that these deferred tax assets would be realized.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF SCIENCE 37 HOLDINGS, INC.
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the Company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021. This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and other documents filed by us from time to time with the Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Science 37, Inc. (“Legacy Science 37”) prior to the Merger and to Science 37 Holdings, Inc. following the closing of the Merger.
Overview of Our Business and Services
Science 37 is a leading provider of technology-based solutions that enable agile clinical trials and decentralized approaches on behalf of biopharmaceutical sponsors. The Company pioneered agile and decentralization methods and developed the industry’s first Agile Clinical Trial Operating System™ (“OS”) combining its unified technology platform, which orchestrates workflows, generates evidence and harmonizes data seamlessly, with its expansive centralized networks of patient communities, telemedicine investigators, mobile nursing, community providers, remote coordinators and data and devices. By making clinical research more accessible to patients and providers, we believe that the OS helps clinical research sponsors achieve faster patient enrollment, enable better patient retention and increase accessibility to representative patient populations. We believe that these improvements help accelerate the development of potentially life-saving treatments through faster study timelines and a more representative and diverse patient population.
Key Factors Affecting Our Performance

We review certain key performance measures, as discussed below, to evaluate our business and results, measure performance, identify trends, formulate plans and make strategic decisions. We believe that the presentation of such metrics is useful to the Company’s investors because they are used to measure and model the performance of companies such as ours.

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

Expansion into adjacent markets

Maintaining our growth will require additional expansion of our offerings across key verticals, including Contract Research Organization (“CRO”) partnerships, electronic clinical outcome assessment capabilities, real-world evidence, clinical care, and diversity in clinical research. Our financial performance will depend on our ability to continue to execute our expansion across these key verticals with favorable contractual terms.

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
Net bookings represent new business awards, net of contract modifications, contract cancellations, and other adjustments. Net bookings represent the minimum contractual value for the initial planned duration of a contract as of the contract execution date. The minimum fixed fees, upfront implementation fees and technology and support fees are included in net bookings. Estimates of variable revenue for utilization in excess of the contracted amounts are not included in the value of net bookings. Net bookings vary from period to period depending on numerous factors, including customer authorization volume, sales performance and the overall outlook of the life sciences industry, among others.
Our backlog as of March 31, 2022 and 2021 was as follows:

(In thousands)	2022	2021	Change
Backlog	$175,750	$87,865	$87,885	100.0%
Our net bookings for the three months ended March 31, 2022 and 2021 were as follows:

(In thousands)	2022	2021	Change
Net bookings	$30,552	$40,708	$(10,156)	(24.9)%
Our net bookings for the three months ended March 31, 2022 were negatively impacted by two large study cancellations.

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
See “Critical Accounting Policies and Estimates — Revenue Recognition,” below for a discussion of our revenue recognition policy.
Cost of Revenues
Cost of revenues include the direct costs to conduct the Company’s trials remotely and make available the Company’s technology solutions. Cost of revenues consist primarily of compensation, benefits, and other employee-related costs, including expenses for stock-based compensation, contract labor, trial advertising and marketing, investigator payments, and reimbursable out-of-pocket expenses directly related to delivering on the Company’s contracts. Cost of revenues is driven primarily by the number of clinical trials in which the Company is contracted, and it typically increases or decreases with changes in revenue but may fluctuate from period to period as a percentage of revenue due to project labor utilization and experience level mix of personnel assigned to projects, the type of services, changes to the timing of work performed and project inefficiencies, among other factors. Our business and operational models are designed to be highly scalable and leverage variable costs to support revenue-generating activities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs related to sales, marketing, and administrative functions (including human resources, legal, finance, information technology and general management) such as compensation expense and benefits, including stock-based compensation, travel, professional services, facilities, recruiting and relocation, training, sales commissions.
Depreciation and Amortization
Depreciation and amortization represent the costs charged for the Company’s property, equipment and capitalized software development. We anticipate continued increase in investment in our technology platform to expand its capabilities and facilitate our customers realizing the full benefit of our offerings. The level and timing of investment in these areas could affect our depreciation and amortization expense in the future.
Other Income (Expense)
Other income (expense), net, consists of interest income, sublease income, and change in the fair value of the earn-out liability.

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and March 31, 2021
The following table sets forth our condensed consolidated statements of operations data for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In thousands)	2022	2021
Consolidated Statement of Operations:
Revenues:
Revenues (including amounts with related parties)	$18,686	$12,438
Operating expenses:
Cost of revenues (including amounts with related parties)	15,986	8,638
Selling, general and administrative	30,153	9,164
Depreciation and amortization	3,469	1,497
Total operating expenses	49,608	19,299
Loss from operations	(30,922)	(6,861)
Other income (expense):
Interest income	94	1
Sublease income	239	33
Change in fair value of earn-out liability	75,500	—
Other income (expense)	(18)	1
Total other income (expense)	75,815	35
Income tax (benefit) expense	(1)	—
Net income (loss)	$44,894	$(6,826)

Revenue
Revenue for the three months ended March 31, 2022 and 2021 was as follows:

(In thousands)	2022	2021	Change
Revenue	$18,686	$12,438	$6,248	50.2%
Revenue increased $6.2 million, or 50.2%, to $18.7 million for the three months ended March 31, 2022 as compared to $12.4 million the same period in 2021. This increase was primarily driven by volume growth seen in higher opening backlog at the beginning of the period as compared to the prior year, as well as from new bookings and associated revenue driven by continuing growth in demand for our core offerings, decentralized clinical trial and clinical trial support solutions.
Cost of Revenues
Cost of revenues for the three months ended March 31, 2022 and 2021 was as follows:

(In thousands)	2022	2021	Change
Cost of revenues	$15,986	$8,638	$7,348	85.1%
% of revenue	85.6%	69.4%
Cost of revenues increased $7.3 million, or 85.1%, to $16.0 million for the three months ended March 31, 2022 compared to $8.6 million the same period in 2021, primarily as a result of revenue growth during the three months ended March 31, 2022. To support this growth, we incurred cost increases, primarily in compensation-related expenses and costs associated with hosting our proprietary operating platform. Headcount also increased to enable more rapid expansion of our offerings across key verticals and new markets.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2022 and 2021 were as follows:

(In thousands)	2022	2021	Change
Selling, general and administrative	$30,153	$9,164	$20,989	229.0%
% of revenue	161.4%	73.7%
Selling, general and administrative expense increased by $21.0 million, or 229.0%, to $30.2 million for the three months ended March 31, 2022 as compared to $9.2 million for the same period in 2021, mainly due to investments to support continuing company growth and expenses related to becoming a publicly traded company in conjunction with the Merger. This resulted in increased headcount leading to increases in salaries and benefits, web services, software, and employee recruiting costs. Stock-based compensation expense also increased for the three months ended March 31, 2022 due to expenses associated with (i) the stock option issuances during 2021 with a fair value impacted by an increase in the value of the Company’s stock during 2021 in anticipation of the Merger, (ii) additional stock option issuances to new and existing employees, and (iii) the issuance of Earn-Out Shares (defined below) to existing Legacy Science 37 option holders in conjunction with the Merger. Consulting services costs also increased, primarily with respect to the information technology services to support further enhancement and development of the our internal proprietary technology. Sales commissions expense increased due to higher bookings and related revenue for the three months ended March 31, 2022 compared to the same period in 2021.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 was as follows:

(In thousands)	2022	2021	Change
Depreciation and amortization	$3,469	$1,497	$1,972	131.7%
% of revenue	18.6%	12.0%
Depreciation and amortization expense increased by $2.0 million, or 131.7%, to $3.5 million for the three months ended March 31, 2022 as compared to $1.5 million for the same period in 2021, primarily due to amortization on a larger capitalized software balance year over year, consistent with our focus on continuous development of new features and functionality within its proprietary software.
Other Income (Expense)
Other income (expense) for the three months ended March 31, 2022 was income of $75.8 million as compared to income of $35.0 thousand for the same period in 2021. This increase was primarily due to the recognition of $75.5 million gain on change in fair value of the earn-out liability for the three months ended March 31, 2022.
Liquidity and Capital Resources
As of March 31, 2022, the Company had cash and cash equivalents of $179.6 million. For the three months ended March 31, 2022, the Company recorded net income of $44.9 million (which included a non-cash gain of $75.5 million on revaluation of the earn-out liability) and used $28.0 million and $7.2 million of net cash in operating and investing activities, respectively, while financing activities provided $0.1 million of cash. Cash outflows from operating activities are attributable primarily to losses from operations incurred in the three months ended March 31, 2022 and 2021. The Company has limited operating history and is in an early stage of growth, incurring significant costs in developing and commercializing its products and related services, while generating limited revenues from sales of its products and related services that are insufficient to cover operating costs. In addition, loss from operations for the three months ended March 31, 2022 includes administrative, compliance and other costs related to becoming a publicly traded company as a result of the Merger.
From inception through the consummation of the Merger, the Company had primarily been financed with net proceeds from the issuance of multiple series of redeemable preferred stock in the private market. In conjunction with the Merger, which was consummated on October 6, 2021, the Company received $200.0 million from the private placement of an aggregate of 20,000,000 newly-issued shares of common stock from leading institutional and strategic investors (the “PIPE financing”) to further fund the Company’s decentralized OS and extend into new adjacencies. As a result of the Merger and inclusive of the PIPE financing, the Company received $233.5 million, net of fees and expenses paid in connection with the closing of the Merger.
As of March 31, 2022, the Company’s principal source of liquidity was cash and cash equivalents provided from the Merger and the PIPE financing discussed above. The Company believes that its cash flows from financing activities, combined with its current cash balances will be adequate to support its working capital needs, capital expenditures and other currently anticipated liquidity requirements for at least the next twelve months.
Our future capital requirements will depend on many factors, including investments in growth and technology. To meet these future capital requirements, we may enter into arrangements to acquire or invest in complementary businesses, services, technologies and other assets, which may require us to seek additional equity or debt financing.
Cash, Cash Equivalents and Restricted Cash
Our cash flows from operating, investing, and financing activities for the three months ended March 31, 2022 and 2021 were as follows:

(In thousands)	2022	2021	Change
Net cash used in operating activities	$(27,983)	$(7,087)	$(20,896)
Net cash used in investing activities	(7,181)	(2,409)	(4,772)
Net cash provided by financing activities	114	63	51
Operating activities
Net cash used in operating activities for the three months ended March 31, 2022 was $28.0 million, consisting primarily of net income of $44.9 million, offset by changes in working capital of $8.7 million and net adjustments for non-cash items of $64.2 million. Changes in working capital were primarily due to decreases in accounts payable and accrued expenses. Changes in working capital were impacted by the timing of payments to vendors, as well as payment of the 2021 annual employee bonuses in March 2022. Net adjustments for non-cash items consisted primarily of a $75.5 million gain recorded from the change in fair value of the earn-out liability, partially offset by the stock-based compensation expense and depreciation and amortization.
Net cash used in operating activities for the three months ended March 31, 2021 was $7.1 million, consisting primarily of a net loss of $6.8 million and changes in working capital of $2.5 million, partially offset by net adjustments for non-cash items of $2.2 million. Changes in working capital were primarily due to a decrease in accounts payable and accrued liabilities and a decrease in accounts receivable due to the timing of vendor payments and customer receipts, as well as payment of the 2020 employee bonuses in March 2021. Net adjustments for non-cash items primarily consisted of depreciation and amortization.
Investing activities
Net cash used in investing activities for the three months ended March 31, 2022 was $7.2 million, consisting of $7.0 million in payments related to capitalized software development costs and $0.1 million in purchases of property and equipment.
Net cash used in investing activities for the three months ended March 31, 2021 was $2.4 million, consisting of $2.3 million in payments related to capitalized software development costs and $0.1 million in purchases of property and equipment.
Increase in cash used in investing activities for the three months ended March 31, 2022 compared to 2021 reflects the Company’s continued focus on the development of new features and functionality within our OS.
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

Financing activities
Net cash provided by financing activities was $0.1 million for each of the three months ended March 31, 2022 and 2021, consisting of cash received from stock option exercises.
Contractual Obligations and Commitments

Except as set forth in Note 4 “Leases” and Note 10 “Earn-Out Shares” of the notes to our condensed consolidated financial statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 22, 2022.
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
While our significant accounting policies are more fully described in Note 2 “Summary of Significant Accounting Policies” of our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and require our most difficult, subjective, and complex judgments.
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
The Company reviews capitalized software for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected undiscounted future cash flow from the use of the capitalized software and its eventual disposition is less than the carrying value, an impairment loss is recognized and measured using the fair value of the related asset. No impairments were recognized for the three months ended March 31, 2022 or 2021.
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
Prior to the Merger, due to the absence of an active market for Legacy Science 37’s common stock, the fair value of the common stock for purposes of determining the common stock price for stock option grants was determined by Legacy Science 37’s Board of Directors. Legacy Science 37’s Board of Directors set the exercise price of stock options at least equal to the fair value of its common stock on the date of grant. Legacy Science 37’s Board of Directors exercised judgment while considering numerous objective and subjective factors in order to determine the fair market value on each date of grant in accordance with the guidance in the American Institute of Certified Public Accountants Technical Practice Aid entitled, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the AICPA Practice Aid, including the receipt of a valuation prepared by an independent third party with extensive experience valuing common stock of privately held companies.
Earn-Out Shares
Former holders of shares of Legacy Science 37 common stock (including shares received as a result of the conversion of Legacy Science 37 preferred stock) and former holders of options to purchase shares of Legacy Science 37 are entitled to receive their respective pro rata shares of up to 12,500,000 additional shares of SNCE Common Stock (the “Earn-Out Shares”) if, during the three years following the consummation of the Merger (the “Earn-Out Period”), the volume weighted average price of Science 37’s Common Stock for a period of at least 20 days out of 30 consecutive trading days (each, a “Triggering Event”):
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
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 1 “Company Background and Basis of Presentation” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Under SEC rules and regulations, because we are considered to be a “smaller reporting company”, we are not required to provide the information required by this item in this report.
Item 4. Controls and Procedures
Limitations on Effectiveness of Disclosure Controls and Procedures
In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of the disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, during the fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
The Company’s risk factors are described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. These factors could materially, adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes to the Company’s risk factors since the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities
None.

Purchase of Equity Securities
The Company did not repurchase shares of its common stock during the three months ended March 31, 2022.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
2.1#	The Agreement and Plan of Merger dated as of May 6 2021, by and among LifeSci Acquisition II Corp., LifeSci Acquisition II Merger Sub, Inc. and Science 37, Inc.	8-K	2.1	May 7, 2021
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			**
101.INS	Inline XBRL Instance Document.			*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.			*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.			*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.			*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.			*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.			*
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101).			*
________________________
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

SCIENCE 37 HOLDINGS, INC.

Date:	May 9, 2022		/s/ David Coman
		Name:	David Coman
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2022		/s/ Mike Zaranek
		Name:	Mike Zaranek
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)