Form 10-Q
period 2022-06-30
Science 37 Holdings, Inc.
filed 2022-08-11
CIK 1819113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
As of August 4, 2022, there were 116,348,405 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Science 37 Holdings, Inc.
Form 10-Q
For the Quarter Ended June 30, 2022

Part I - Financial Information
Item 1. Financial Statements
Science 37 Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(unaudited)
(In thousands, except share data)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$148,329	$214,601
Accounts receivable and unbilled services, net	13,173	10,699
Prepaid expenses and other current assets	7,810	7,403
Total current assets	169,312	232,703
Property and equipment, net	1,225	1,393
Operating lease right-of-use assets	1,519	2,086
Capitalized software, net	37,298	24,290
Other assets	152	326
Total assets	$209,506	$260,798

Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$9,238	$12,819
Accrued expenses and other liabilities	11,698	17,073
Deferred revenue	5,213	5,130
Total current liabilities	26,149	35,022
Non-current liabilities:
Deferred revenue	2,390	2,478
Operating lease liabilities	1,028	1,322
Other long-term liabilities	1,592	1,477
Long-term earn-out liability	2,500	98,900
Total liabilities	33,659	139,199
Commitments and Contingencies (Note 10)
Redeemable convertible preferred stock:
Redeemable convertible preferred stock, $0.0001 par value; 100,000,000 shares authorized, 0 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 400,000,000 shares authorized, 116,252,431 and 114,991,026 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	12	11
Additional paid-in capital	338,825	323,666
Accumulated other comprehensive income	27	—
Accumulated deficit	(163,017)	(202,078)
Total stockholders’ equity	175,847	121,599
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$209,506	$260,798
The accompanying notes are an integral part of these condensed consolidated financial statements.

Science 37 Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Revenue	$19,275	$12,547	$37,961	$24,986

Operating expenses:
Cost of revenue	13,842	7,289	29,828	15,928
Selling, general and administrative	28,183	11,382	58,337	20,545
Depreciation and amortization	4,230	1,776	7,699	3,273
Total operating expenses	46,255	20,447	95,864	39,746
Loss from operations	(26,980)	(7,900)	(57,903)	(14,760)

Other income (expense):
Interest income	95	1	189	1
Sublease income	240	181	479	214
Change in fair value of earn-out liability	20,900	—	96,400	—
Other income (expense), net	(88)	3	(105)	4
Total other income (expense), net	21,147	185	96,963	219
Income (loss) before income taxes	(5,833)	(7,715)	39,060	(14,541)
Income tax expense (benefit)	—	—	(1)	—
Net income (loss)	$(5,833)	$(7,715)	$39,061	$(14,541)

Earnings (loss) per share:
Basic	$(0.05)	$(1.07)	$0.34	$(2.32)
Diluted	$(0.05)	$(1.07)	$0.31	$(2.32)
Weighted average common shares outstanding:
Basic	115,995	7,187	115,693	6,258
Diluted	115,995	7,187	126,185	6,258
The accompanying notes are an integral part of these condensed consolidated financial statements.

Science 37 Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Three and Six Months Ended June 30, 2022 and 2021
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
(In thousands)	Shares	Amount	Shares	Amount
Balances at December 31, 2021	—	$—	114,991	$11	$323,666	$—	$(202,078)	$121,599
Stock-based compensation	—	—	—	—	7,557	—	—	7,557
Proceeds from option exercises	—	—	723	1	130	—	—	131
Net income	—	—	—	—	—	—	44,894	44,894
Balances at March 31, 2022	—	$—	115,714	$12	$331,353	$—	$(157,184)	$174,181
Stock-based compensation	—	—	—	—	7,103	—	—	7,103
Proceeds from option exercises	—	—	538	—	369	—	—	369
Net loss	—	—	—	—	—	—	(5,833)	(5,833)
Foreign currency translation	—	—	—	—	—	27	—	27
Balances at June 30, 2022	—	$—	116,252	$12	$338,825	$27	$(163,017)	$175,847

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(In thousands)	Shares	Amount	Shares	Amount
Balances at December 31, 2020 (as previously reported)	41,587	$143,086	2,765	$1	$1,611	$—	$(107,747)	$(106,135)
Retroactive application of the recapitalization due to Merger[1]	33,908	—	2,255	—	—	—	—	—
Balances at December 31, 2020, effect of Merger[1]	75,495	$143,086	5,020	$1	$1,611	$—	$(107,747)	$(106,135)
Stock-based compensation	—	—	—	—	225	—	—	225
Proceeds from option exercises	—	—	919	—	332	—	—	332
Net loss	—	—	—	—	—	—	(6,826)	(6,826)
Balances at March 31, 2021	75,495	$143,086	5,939	$1	$2,168	—	$(114,573)	$(112,404)
Stock-based compensation	—	—	—	—	690	—	—	690
Proceeds from option exercises	—	—	2,214	—	806	—	—	806
Net loss	—	—	—	—	—	—	(7,715)	(7,715)
Balances at June 30, 2021	75,495	$143,086	8,153	$1	$3,664	$—	$(122,288)	$(118,623)
The accompanying notes are an integral part of these condensed consolidated financial statements.

________________________________
1 Historical shares and capital amounts have been retroactively adjusted for reverse recapitalization as described in Note 1 "Company Background and Basis of Presentation" to the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Science 37 Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income (loss)	$39,061	$(14,541)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,699	3,273
Non-cash lease expense related to operating lease right-of-use assets	567	878
Stock-based compensation	13,687	915
Gain on change in fair value of earn-out liability	(96,400)	—
Gain on foreign currency exchange rates	104	—
Provision for doubtful accounts	32	125
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	(2,507)	4,937
Prepaid expenses and other current assets	(378)	(1,719)
Other assets	94	(142)
Accounts payable	(6,250)	(1,162)
Accrued expenses and other current liabilities	(5,879)	(2,814)
Deferred revenue	(5)	907
Operating lease liabilities	(294)	(605)
Other, net	115	945
Net cash used in operating activities	(50,354)	(9,003)
Cash flows from investing activities:
Payments related to capitalized software development costs	(16,228)	(6,117)
Purchases of property and equipment	(159)	(385)
Net cash used in investing activities	(16,387)	(6,502)
Cash flows from financing activities:
Proceeds from stock option exercises	472	1,133
Net cash provided by financing activities	472	1,133
Net decrease in cash and cash equivalents	(66,269)	(14,372)
Effect of foreign currency exchange rate changes on cash	(3)	—
Cash and cash equivalents, beginning of period	214,601	33,483
Cash and cash equivalents, end of period	$148,329	$19,111
Supplemental disclosures of non-cash activities
Balance in accounts payable, accrued expenses and other current liabilities, and capitalized stock-based compensation related to capitalized software and fixed asset additions	$(4,152)	$(948)
Right-of-use asset obtained in exchange for operating lease liabilities	$—	$(1,305)
Balance in prepaid expenses and other current assets related to stock option exercises	$28	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

1. Company Background and Basis of Presentation
Description of Business
Science 37 Holdings, Inc. and its subsidiaries (the "Company" or "Science 37”) is a leading provider of technology-based solutions that enable agile clinical trials and decentralized approaches on behalf of biopharmaceutical sponsors. The Company pioneered agile and decentralization methods and developed the industry’s first Agile Clinical Trial Operating System™ (“OS”) combining its unified technology platform, which orchestrates workflows, generates evidence and harmonizes data seamlessly, with its expansive centralized networks of patient communities, telemedicine investigators, mobile nursing, community providers, remote coordinators and data and devices. By making clinical research more accessible to patients and providers, the OS helps clinical research sponsors achieve faster patient enrollment, enable better patient retention and increase accessibility to representative patient populations. These improvements help accelerate the development of potentially life-saving treatments through faster study timelines and a more representative and diverse patient population. The Company operates under one reporting segment.
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
Reclassification
Certain previously reported amounts have been reclassified to conform to the current period presentation.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses for the periods presented. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition, (2) allowance for doubtful accounts, (3) long-lived asset recoverability, (4) useful lives of long-lived assets, (5) stock-based compensation, and (6) fair value measurements, including the fair value of the contingent liability related to the Earn-Out Shares as further discussed in Note 2 "Business Combination".

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
Accounting Pronouncements Issued but Not Yet Adopted
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

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

3. Revenue from Contracts with Customers
Unsatisfied Performance Obligations
As of June 30, 2022, the aggregate amount of transaction price allocated to the unsatisfied performance obligations was $163.5 million. The Company expects to recognize this revenue over the remaining contract term of the individual projects, with contract terms generally ranging from one month to 9.1 years. The amount of unsatisfied performance obligations is lower than the potential contractual revenue since it excludes revenue that is constrained. Revenue amounts excluded due to constraints include those amounts under contracts that (i) are wholly unperformed in which the customer has a unilateral right to cancel the arrangement, or (ii) require the Company to undertake numerous activities to fulfill the performance obligations, including various activities that are outside of the Company’s control.
Timing of Billing and Performance
During the three and six months ended June 30, 2022, the Company recognized approximately $1.6 million and $4.1 million of revenue, respectively, that was included in the deferred revenue balance at the beginning of the periods. During the three and six months ended June 30, 2022, revenue recognized from performance obligations partially satisfied in previous periods was $2.4 million and $3.0 million, respectively. These cumulative catch-up adjustments primarily related to contract modifications executed in the current period, which resulted in changes to the transaction price and changes in estimates such as estimated total costs.
Accounts Receivable, Unbilled Services, and Deferred Revenue
Accounts receivable and unbilled services (including contract assets) consisted of the following:

(In thousands)	June 30, 2022	December 31, 2021
Accounts receivable	$12,324	$8,143
Unbilled services	1,150	2,825
Total accounts receivable and unbilled services	13,474	10,968
Allowance for doubtful accounts	(301)	(269)
Total accounts receivable and unbilled services, net	$13,173	$10,699
As of June 30, 2022 and December 31, 2021, contract assets of $1.2 million and $2.8 million, respectively, were included in unbilled services.
Deferred revenue as of both June 30, 2022 and December 31, 2021 was $7.6 million. Changes in the Company’s accounts receivable, unbilled services and deferred revenue balances were impacted by timing differences between the Company’s satisfaction of performance obligations under its contracts, achievement of billing milestones, and customer payments.
Revenue by Geography
Substantially all of the Company’s revenue for the three and six months ending June 30, 2022 and 2021 was derived from services performed within the United States. No other country represented more than 10% of total revenue for either period.

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
For the three months ended June 30, 2022 and 2021, two and three customers individually (totaling 29.6% and 53.0% of revenues, respectively) accounted for greater than 10% of revenue. For the six months ended June 30, 2022 and 2021,

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

two and three customers individually (totaling 32.4% and 66.7% of revenues, respectively) accounted for greater than 10% of revenue.

As of June 30, 2022 and December 31, 2021, five and three customers individually (totaling 74.0% and 78.4% of accounts receivable, net, respectively) accounted for greater than 10% of accounts receivable, net.
4. Capitalized Software, net
For the six months ended June 30, 2022 and 2021, the Company capitalized $20.4 million and $7.1 million, respectively, of internal use software and recognized amortization expense of $7.4 million and $3.0 million, respectively.
Estimated amortization expense for the years ending December 31, 2022 through December 31, 2025 is as follows:

(In thousands)	Amortization Expense
Year:
2022 (excluding the six months ended June 30, 2022)	$8,514
2023	15,714
2024	11,519
2025	1,551
The following represents capitalized software balances as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Capitalized software	$62,573	$(25,275)	$37,298	$42,192	$(17,902)	$24,290

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5. Leases
The following table presents lease liability maturities and balance sheet classification as of June 30, 2022:

(in thousands)
Years Ending December 31,	Operating Leases
2022 (excluding the six months ended June 30, 2022)	$557
2023	674
2024	599
2025	138
2026	11
2027 and thereafter	—
Total future minimum lease payments	1,979
Less imputed interest	(152)
Total lease liability	$1,827

Balance Sheet classification of lease liabilities reported as of June 30, 2022:
Current liabilities: Accrued expenses and other liabilities	$799
Non-current liabilities: Operating lease liabilities	1,028
Total	$1,827
6. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

(In thousands)	June 30, 2022	December 31, 2021
Compensation, including bonuses, fringe benefits, and payroll taxes	$6,806	$11,611
Professional fees, investigator fees, and pass-through expenses	2,180	3,174
Current portion of operating lease liabilities	799	1,120
Commissions payable	1,359	1,168
Other	554	—
Total accrued expenses and other liabilities	$11,698	$17,073
7. Fair Value Measurements
Financial instruments, including cash and cash equivalents, are recorded at cost, which approximates fair value. Former holders of shares of Legacy Science 37 common stock were allocated Earn-Out Shares in connection with the completion of the Merger. These Earn-Out Shares are accounted for as a liability and require fair value measurement on a recurring basis. Due to the significant unobservable inputs that are required to value these shares, they are classified as Level 3 in the fair value hierarchy. Please refer to Note 11 "Earn-Out Shares" for additional details surrounding the valuation methodology for the Earn-Out Shares.
None of the Company’s non-financial assets or liabilities are subject to fair value measurement on a non-recurring basis. There were no transfers between fair value measurement levels during the six months ended June 30, 2022.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following table summarizes the fair values of the Company’s assets and liabilities that are measured and reported at fair value on a recurring basis as of June 30, 2022:

(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$142,324	$—	$—	$142,324
Total	$142,324	$—	$—	$142,324
Liabilities:
Earn-out liability related to shareholders	$—	$—	$2,500	$2,500
Total	$—	$—	$2,500	$2,500
The following table summarizes the fair values of the Company’s assets and liabilities that are measured and reported at fair value on a recurring basis as of December 31, 2021:

(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$19,033	$—	$—	$19,033
Total	$19,033	$—	$—	$19,033
Liabilities:
Earn-out liability related to shareholders	$—	$—	$98,900	$98,900
Total	$—	$—	$98,900	$98,900
8. Earnings (Loss) Per Share
The following table presents the calculation of basic and diluted earnings (loss) per share for the Company’s common stock (as adjusted for the Merger Exchange Ratio as described in Note 2 "Business Combination" ):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net income (loss)	$(5,833)	$(7,715)	$39,061	$(14,541)
Denominator:
Basic weighted average common shares outstanding	115,995	7,187	115,693	6,258
Effect of dilutive securities:
Stock options	—	—	10,428	—
Restricted stock units			65
Diluted weighted average common shares outstanding	115,995	7,187	126,185	6,258
Earnings (loss) per share:
Basic	$(0.05)	$(1.07)	$0.34	$(2.32)
Diluted	$(0.05)	$(1.07)	$0.31	$(2.32)
Potential common shares that are considered anti-dilutive are excluded from the computation of diluted earnings per share. Potential common shares related to stock-based awards issued under stock-based compensation programs, preferred stock and warrants may be determined to be anti-dilutive based on the application of the treasury stock method. Potential common shares are also considered anti-dilutive in periods when the Company incurs a net loss. Earn-Out Shares are

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

contingent upon the price of the Company’s common stock over a specified period of time and the target stock prices have not been achieved as of the end of the reporting period.
The number of potential shares outstanding that were anti-dilutive and were excluded from the computation of diluted earnings per share, weighted for the portion of the period they were outstanding, were as follows (as adjusted for the Merger Exchange Ratio as described in Note 2 "Business Combination"):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Redeemable convertible preferred stock	—	75,495	—	75,495
Stock options	27,413	14,509	16,321	15,151
Restricted stock units	321
Warrants	—	12	—	12
Earn-Out Shares	12,500	—	12,500	—
Total anti-dilutive shares	40,234	90,016	28,821	90,658
9. Related-Party Transactions
For the three and six months ended June 30, 2022, the Company had revenue of $2.1 million and $4.4 million, respectively, from Pharmaceutical Product Development, LLC (“PPD”), a wholly-owned subsidiary of Thermo Fisher Scientific, Inc. and a shareholder who beneficially owns 5% or more of the Company’s common stock. For the three and six months ended June 30, 2021, the Company had revenue of $3.6 million and $8.0 million, respectively, from PPD. In addition, as of June 30, 2022 and December 31, 2021, the Company had receivables of $1.7 million and $2.0 million, respectively, from PPD.
For the three and six months ended months ended June 30, 2021, the Company had revenue of $0.2 million and $0.3 million, respectively, from Novartis Pharma AG, who had a 50% ownership in dRX Capital AG, a shareholder who, until July 2021, had a minority interest in the Company and a seat on the Company’s Board of Directors. In July 2021, dRX Capital AG was dissolved and their interest in the Company was distributed to their owners. This dissolution and distribution did not cause any other shareholder of the Company to obtain a minority interest in the Company.
For both the three and six months ended June 30, 2021, the Company had revenue of $0.3 million from AlloVir a company in which Redmile Group, LLC has a minority interest. Entities affiliated with Redmile Group, LLC collectively own 5% or more of the Company’s common stock. The Company did not have revenue from AlloVir during the six months ended June 30, 2022.
10. Commitments and Contingencies
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
As of June 30, 2022, the Company had no material contingent losses recorded.
Please refer to Note 5 "Leases" for information regarding lease commitments and Note 11 "Earn-Out Shares" for information regarding the contingent obligation related to the Earn-Out Shares.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

11. Earn-Out Shares
In accordance with the Merger Agreement, former holders of shares of Legacy Science 37 common stock (including shares received as a result of the conversion of Legacy Science 37 preferred stock) and former holders of options to purchase shares of Legacy Science 37 are entitled to receive their respective pro rata shares of up to 12,500,000 Earn-Out Shares if, during the three years following the consummation of the Merger, the volume weighted average price of Science 37’s Common Stock for a period of at least 20 days out of 30 consecutive trading days:
i.is equal to or greater than $15.00, a one-time aggregate issuance of 5,000,000 Earn-Out Shares will be made (“Trigger 1”); and
ii.is equal to or greater than $20.00, a one-time aggregate issuance of 7,500,000 Earn-Out Shares will be made (“Trigger 2”).
As of December 31, 2021, the stockholders and option holders were estimated to receive approximately 10,914,421 and 1,585,579 Earn-Out Shares, respectively, based on the fully diluted capitalization table of Legacy Science 37. The fair value of the Earn-Out Shares was approximately $10.35 (Trigger 1) and approximately $8.20 (Trigger 2) per share as of December 31, 2021.
As of June 30, 2022, the stockholders and option holders are estimated to receive approximately 11,018,198 and 1,481,802 Earn-Out Shares, respectively. The fair value of the Earn-Out Shares was approximately $0.29 (Trigger 1) and approximately $0.18 (Trigger 2) per share as of June 30, 2022.
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

	June 30, 2022	December 31, 2021
Stock price	$2.01	$12.47
Expected volatility	75.0%	55.0%
Risk-free interest rate	2.94%	0.91%
Forecast period (in years)	2.3	2.8
Former Science 37 Shareholders
The Company has determined that the contingent obligation to issue Earn-Out Shares to former Science 37 shareholders is not indexed to the Company's stock under ASC Topic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, and therefore equity treatment is precluded. The Triggering Event that determines the issuance of the Earn-Out Shares includes terms that are not solely indexed to the common stock of the Company and, as such, liability classification is required. For the six months ended June 30, 2022, there was a decrease in the fair value of the earn-out liability of $96.4 million, which was recorded as a gain in “Change in fair value of earn-out liability” within the consolidated statements of operations. In accordance with the Merger Agreement, Earn-Out Shares attributable to former Science 37 option holders who discontinue providing service before the occurrence of the Triggering Event are reallocated to the remaining eligible former stockholders and former option holders.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The earn-out liability is recorded on the balance sheet as a non-current liability because potential payment of the liability will be settled in the Company’s common shares. The following table presents a reconciliation of changes in the carrying amount of the contingent earn-out liability classified as Level 3 fair value hierarchy using significant unobservable inputs for the six months ended June 30, 2022:

(In thousands)	Earn-Out Liability
Balance at December 31, 2021	$98,900
Change in fair value related to option holder forfeitures	172
Change in fair value related to share valuation inputs	(96,572)
Total change in fair value recognized in earnings	$(96,400)
Balance at June 30, 2022	$2,500
Former Science 37 Option Holders
The contingent obligation to issue Earn-Out Shares to former Science 37 option holders falls within the scope of ASC 718, Compensation - Stock Compensation, because the option holders are required to continue providing service until the occurrence of the Triggering Event(s). For the three and six months ended June 30, 2022, the Company recorded approximately $1.9 million and $3.8 million, respectively, in stock-based compensation expense related to the Earn-Out Shares. Approximately $3.4 million of unrecognized compensation expense was remaining at June 30, 2022, which is expected to be recognized over the remaining derived service period of 0.3 years (Trigger 1) and 0.7 years (Trigger 2).
12. Stock-Based Compensation
The Company has one equity-based compensation plan, the Science 37 Holdings, Inc. 2021 Incentive Award Plan (the “2021 Plan”) from which stock-based compensation awards can be granted to employees, consultants, and non-executive directors. Prior to the consummation of the Merger in the fourth quarter of 2021, the Company granted stock options to employees under the Science 37, Inc. 2015 Stock Option Plan (the “2015 Plan”). No further awards have been or will be made under the 2015 Plan following the effectiveness of the 2021 Plan. The 2021 Plan allows for the grant of awards in the form of: (i) incentive stock options; (ii) non-qualified stock options; (iii) stock appreciation rights; (iv) restricted stock; (v) restricted stock units (“RSUs”); (vi) dividend equivalents; and (vii) other stock and cash based awards.

In May 2022, the Company began granting RSUs to certain officers and employees, and to the Board of Directors. The RSUs are contingent upon continued service and vest over time in annual or bi-annual installments over the vesting period, which is typically 1 to 3 years. The fair value of the RSUs is based on the Company’s closing stock price on the grant date. The fair value of the RSUs is amortized straight-line over the vesting period.
The following table summarizes stock option awards outstanding as of June 30, 2022, as well as activity during the six months then ended:

(In thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2021	25,425	$5.30
Granted	4,137	10.93
Exercised	(1,261)	0.58
Forfeited	(1,743)	7.84
Outstanding at June 30, 2022	26,558	$6.24

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following table summarizes RSU awards outstanding as of June 30, 2022, as well as activity during the six months then ended:

(In thousands, except per share amounts)	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Fair Value
Outstanding at December 31, 2021	—	$—
Granted	877	$3.51
Vested	—	$—
Forfeited	(10)	$3.79
Outstanding at June 30, 2022	867	$3.50	$3,035
As of June 30, 2022, the total unrecognized compensation expense related to outstanding RSU and stock option awards was $71.3 million, which the Company expects to recognize over a weighted-average period of 2.86 years.

The total amount of stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 was as follows:

Statement of operations classification	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Cost of revenue (stock options)	$462	$162	$976	$217
Selling, general and administrative (stock options)	3,791	528	8,959	698
Selling, general and administrative (Earn-Out Shares)	1,877	—	3,752	—
Total stock-based compensation expense	$6,130	$690	$13,687	$915
Stock-based compensation expense recognized in the statements of operations may differ from the impact of stock-based compensation to additional paid in capital due to stock-based compensation capitalized as part of software development activities.
13. Income Taxes
The Company has incurred net operating losses since inception and is forecasting additional losses through December 31, 2022. No U.S. Federal or material state income taxes are expected for 2022 and foreign income taxes are expected to be immaterial; as such, the provision for income taxes recorded as of June 30, 2022 was immaterial. Due to the Company’s history of losses since inception, there is not enough evidence at this time to support the conclusion that the Company will generate future income of a sufficient amount and nature to utilize the benefits of the Company’s net deferred tax assets. Accordingly, as of June 30, 2022 and December 31, 2021, the Company provided a full valuation allowance against its net deferred tax assets since as of that time, the Company could not assert that it was more likely than not that these deferred tax assets would be realized.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF SCIENCE 37 HOLDINGS, INC.
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and other documents filed by us from time to time with the Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Science 37, Inc. (“Legacy Science 37”) prior to the Merger and to Science 37 Holdings, Inc. following the closing of the Merger.
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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may impact such forward-looking statements include:
•our ability to respond to general economic and financial market conditions, including fluctuations in currency exchange rates, economic instability and inflationary conditions, changes in regulatory environment and/or competitive factors;
•our limited operating history;
•our ability to raise additional funding to strengthen our core business, expand into additional markets and extend the reach of our operating system;
•potential loss or non-renewal of Science 37’s contracts, any delay in our customers’ clinical trials or non-payment by its customers for services that we have performed;
•our ability to recognize the anticipated benefits of the Merger (defined below);
•our dependence on the clinical trial market;
•our reliance on third parties for important products, services and licenses to certain technology and intellectual property rights;
•the continuing impact of the COVID-19 pandemic;
•political, legal and compliance, operational, regulatory, economic and other risks associated with the international expansion of our operations;
•risks related to our technology, intellectual property and data privacy practices;
•our exposure to geopolitical risks and changes in applicable laws and regulations;
•litigation and regulatory enforcement risks; and
•volatility in the trading price of our common stock.
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
You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The forward-looking statements contained in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. The Company will not and does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as require by law.
Overview of Our Business and Services
Science 37 is a leading provider of technology-based solutions that enable agile clinical trials and decentralized approaches on behalf of biopharmaceutical sponsors. The Company pioneered agile and decentralization methods and developed the industry’s first Agile Clinical Trial Operating System™ (“OS”) combining its unified technology platform, which orchestrates workflows, generates evidence and harmonizes data seamlessly, with its expansive centralized networks of patient communities, telemedicine investigators, mobile nursing, community providers, remote coordinators and data and devices. By making clinical research more accessible to patients and providers, we believe that the OS helps clinical research sponsors achieve faster patient enrollment, enable better patient retention and increase accessibility to representative patient populations. We believe that these improvements help accelerate the development of potentially life-saving treatments through faster study timelines and a more representative and diverse patient population. The Company operates under one reporting segment.
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
We continually evaluate our backlog to determine if any previously awarded work is no longer expected to be performed. If we determine that previously awarded work is no longer probable of performance, we will remove the value from our backlog based on the risk of cancellation. We recognize revenue from these bookings as services are performed, provided the Company has received proper authorization from the customer. We exclude from backlog revenue that have been recognized and reported in the statement of operations.
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
Our backlog as of June 30, 2022 and 2021 was as follows:

(In thousands)	2022	2021	Change
Backlog	$181,831	$119,431	$62,400	52.2%
Our net bookings for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,
(In thousands)	2022	2021	Change
Net bookings	$25,357	$44,109	(18,752)	(42.5)%

Our net bookings for the three months ended June 30, 2022 were negatively impacted by a strategic shift in sales strategy to new business opportunities with a value greater than $10 million, which, on average, take 46% longer than comparable opportunities of less than $1 million to convert to bookings.
Components of Results of Operations
Revenue
The Company derives its revenue primarily from two sources: (i) contractual arrangements to enable and enhance clinical trials through technology and services, and (ii) licensing of its proprietary technology platform to a variety of life science institutions.
Total revenue are comprised of revenue from the provision of the Company’s decentralized services, including enhanced services from the use of the Company’s hosted proprietary software. Revenue also include reimbursable and out of pocket expenses provided for in the Company’s contracts with its customers.
See “Critical Accounting Policies and Estimates — Revenue Recognition,” below for a discussion of our revenue recognition policy.
Cost of Revenue
Cost of revenue include the direct costs to conduct the Company’s trials remotely and make available the Company’s technology solutions. Cost of revenue consist primarily of compensation, benefits, and other employee-related costs, including expenses for stock-based compensation, contract labor, trial advertising and marketing, investigator payments, and reimbursable out-of-pocket expenses directly related to delivering on the Company’s contracts. Cost of revenue is driven primarily by the number of clinical trials in which the Company is contracted, and it typically increases or decreases with changes in revenue but may fluctuate from period to period as a percentage of revenue due to project labor utilization and experience level mix of personnel assigned to projects, the type of services, changes to the timing of work performed and project inefficiencies, among other factors. Our business and operational models are designed to be highly scalable and leverage variable costs to support revenue-generating activities.
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

Results of Operations
Comparison of the three and six months ended June 30, 2022 and 2021
The following table sets forth our unaudited condensed consolidated statements of operations data for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Revenue	$19,275	$12,547	$37,961	$24,986

Cost of revenue and operating expenses:
Cost of revenue	13,842	7,289	29,828	15,928
Selling, general and administrative	28,183	11,382	58,337	20,545
Depreciation and amortization	4,230	1,776	7,699	3,273
Total operating expenses	46,255	20,447	95,864	39,746
Loss from operations	(26,980)	(7,900)	(57,903)	(14,760)
Total other income (expense), net	21,147	185	96,963	219
Income (loss) before income taxes	(5,833)	(7,715)	39,060	(14,541)
Income tax expense (benefit)	—	—	(1)	—
Net income (loss)	$(5,833)	$(7,715)	$39,061	$(14,541)
Revenue
Revenue for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,
(In thousands)	2022	2021	Change
Revenue	$19,275	$12,547	$6,728	53.6%

	Six Months Ended June 30,
(In thousands)	2022	2021	Change
Revenue	$37,961	$24,986	$12,975	51.9%
For the three months ended June 30, 2022, our revenue increased by $6.7 million, or 53.6%, to $19.3 million, as compared to $12.5 million for the same period in 2021. For the six months ended June 30, 2022, our revenue increased by $13.0 million, or 51.9%, to $38.0 million, as compared to $25.0 million for the same period in 2021. These increases were primarily driven by volume growth seen in higher opening backlog at the beginning of the period as compared to the prior year, as well as from new bookings and associated revenue driven by continued growth in demand for our core offerings, decentralized clinical trial and clinical trial support solutions.
Cost of Revenue
Cost of revenue for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,
(In thousands)	2022	2021	Change
Cost of revenue	$13,842	$7,289	$6,553	89.9%
% of revenue	71.8%	58.1%

	Six Months Ended June 30,
(In thousands)	2022	2021	Change
Cost of revenue	$29,828	$15,928	$13,900	87.3%
% of revenue	78.6%	63.7%

For the three months ended June 30, 2022, cost of revenue increased by $6.6 million, or 89.9%, to $13.8 million, as compared to $7.3 million for the same period in 2021. For the six months ended June 30, 2022, cost of revenue increased by $13.9 million, or 87.3%, to $29.8 million, as compared to $15.9 million for the same period in 2021. These increases were primarily a result of revenue growth during the three and six months ended June 30, 2022. To support this growth, we incurred cost increases, primarily in compensation-related expenses to support growth in key verticals and market expansion and hosting fees for our proprietary operating system.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,
(In thousands)	2022	2021	Change
Selling, general and administrative	$28,183	$11,382	$16,801	147.6%
% of revenue	146.2%	90.7%

	Six Months Ended June 30,
(In thousands)	2022	2021	Change
Selling, general and administrative	$58,337	$20,545	$37,792	183.9%
% of revenue	153.7%	82.2%
Selling, general and administrative expense increased by $16.8 million, or 147.6%, to $28.2 million for the three months ended June 30, 2022 as compared to $11.4 million for the same period in 2021. Selling, general and administrative expense increased by $37.8 million, or 183.9%, to $58.3 million for the six months ended June 30, 2022 as compared to $20.5 million for the same period in 2021. These increases in both periods were mainly due to investments to support continuing company growth and expenses related to becoming a publicly traded company in conjunction with the Merger. This resulted in increased headcount leading to increases in salaries and benefits, web services, software, and employee recruiting costs. Stock-based compensation expense also increased for the three and six months ended June 30, 2022 due to expenses associated with (i) the stock option issuances during 2021 with a fair value impacted by an increase in the value of the Company’s stock during 2021 in anticipation of the Merger, (ii) additional stock option issuances to new and existing employees, and (iii) the issuance of Earn-Out Shares (defined below) to existing Legacy Science 37 option holders in conjunction with the Merger. Sales commissions expense increased due to higher bookings and related revenue for the three and six months ended June 30, 2022 compared to the same periods in 2021.
Depreciation and Amortization
Depreciation and amortization expense for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,
(In thousands)	2022	2021	Change
Depreciation and amortization	$4,230	$1,776	$2,454	138.2%
% of revenue	21.9%	14.2%

	Six Months Ended June 30,
(In thousands)	2022	2021	Change
Depreciation and amortization	$7,699	$3,273	$4,426	135.2%
% of revenue	20.3%	13.1%
Depreciation and amortization expense increased by $2.5 million, or 138.2%, to $4.2 million for the three months ended June 30, 2022 as compared to $1.8 million for the same period in 2021. Depreciation and amortization expense increased by $4.4 million, or 135.2%, to $7.7 million for the six months ended June 30, 2022 as compared to $3.3 million for the same period in 2021. This increase in depreciation and amortization expense during both periods is attributable to amortization of the Company’s internally developed software year over year, consistent with our focus on continuous development of new features and functionality within our proprietary operating system.

Other Income (Expense)
The components of other income (expense), net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Interest income	$95	$1	$189	$1
Sublease income	240	181	479	214
Change in fair value of earn-out liability	20,900	—	96,400	—
Other income (expense), net	(88)	3	(105)	4
Total other income (expense), net	$21,147	$185	$96,963	$219
Other income (expense) for the three and six months ended June 30, 2022 was income of $21.1 million and $97.0 million, respectively, as compared to income of $0.2 million for each of the same periods in 2021. This increase was primarily due to the recognition of $20.9 million and $96.4 million gain on change in fair value of the earn-out liability for the three and six months ended June 30, 2022, respectively.
Liquidity and Capital Resources
Key measures of our liquidity were as follows:

(In thousands)	June 30, 2022	December 31, 2021
Balance sheet data:
Cash and cash equivalents	$148,329	$214,601
Working capital	143,163	197,681
As of June 30, 2022, the Company had cash and cash equivalents of $148.3 million. For the three and six months ended June 30, 2022, the Company recorded net income (loss) of $(5.8) million (which included a non-cash gain of $20.9 million on revaluation of the earn-out liability) and $39.1 million (which included a non-cash gain of $96.4 million on revaluation of the earn-out liability), respectively, and used $50.4 million and $16.4 million of net cash in operating and investing activities, respectively, while financing activities provided $0.5 million and $1.1 million, respectively, of net cash. Cash outflows from operating activities are attributable primarily to losses from operations incurred in the three and six months ended June 30, 2022 and 2021. The Company has limited operating history and is in an early stage of growth, incurring significant costs in developing and commercializing its products and related services, while generating limited revenue from sales of its products and related services that are insufficient to cover operating costs. In addition, loss from operations for the three and six months ended June 30, 2022 includes administrative, compliance and other costs related to becoming a publicly traded company as a result of the Merger.
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
As of June 30, 2022, the Company’s principal source of liquidity was cash and cash equivalents provided from the Merger and the PIPE financing discussed above. The Company believes that the current cash balances will be adequate to support its working capital needs, capital expenditures and other currently anticipated liquidity requirements for at least the next twelve months.
Our future capital requirements will depend on many factors, including investments in growth and technology. To meet these future capital requirements, we may enter into arrangements to acquire or invest in complementary businesses, services, technologies and other assets, which may require us to seek additional equity or debt financing.

Cash and Cash Equivalents
Our cash flows from operating, investing, and financing activities were as follows:

	Six Months Ended June 30,
(In thousands)	2022	2021	Change
Net cash used in operating activities	$(50,354)	$(9,003)	$(41,351)
Net cash used in investing activities	(16,387)	(6,502)	(9,885)
Net cash provided by financing activities	472	1,133	(661)
Operating activities
Net cash used in operating activities for the six months ended June 30, 2022 was $50.4 million, consisting primarily of net income of $39.1 million, offset by changes in working capital of $15.1 million and net adjustments for non-cash items of $74.3 million. Changes in working capital were primarily due to decreases in accounts payable and accrued expenses as well as an increase in net receivables in line with revenue increases and contract deposits. Changes in working capital were impacted by the timing of vendor and employee payments. In April 2022, U.S. exempt employees transitioned from a paid time off ("PTO") to a flexible time off (“FTO”) policy with impacted employees receiving cash consideration of approximately $3.2 million for earned and accrued PTO which, as of March 31, 2022, had not been used under the previous policy. The Company paid the 2021 annual employee bonuses in March 2022 and the PTO to FTO transitional payments in May 2022. Net adjustments for non-cash items consisted primarily of a $96.4 million gain recorded from the change in fair value of the earn-out liability, partially offset by the stock-based compensation expense and depreciation and amortization.
Net cash used in operating activities for the six months ended June 30, 2021 was $9.0 million, consisting primarily of a net loss of $14.5 million and changes in working capital of $0.3 million, partially offset by net adjustments for non-cash items of $5.2 million. Changes in working capital were primarily due to a decrease in accounts payable and accrued expenses due to the timing of vendor payments as well as payment of the 2020 employee bonuses in March 2021 and an increase in prepaid expenses and other current assets related to capitalized commissions on higher net bookings compared to the same period in the prior year. These changes were partially offset by a decrease in accounts receivable due to the timing of vendor payments and customer receipts. Net adjustments for non-cash items primarily consisted of depreciation and amortization.
Investing activities
Net cash used in investing activities for the six months ended June 30, 2022 was $16.4 million, consisting of $16.2 million in payments related to capitalized software development costs and $0.2 million in purchases of property and equipment.
Net cash used in investing activities for the six months ended June 30, 2021 was $6.5 million, consisting of $6.1 million in payments related to capitalized software development costs and $0.4 million in purchases of property and equipment.
Increase in cash used in investing activities for the six months ended June 30, 2022 compared to 2021 reflects the Company’s continued focus on the development of new features and functionality within our OS.
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
Financing activities
Net cash provided by financing activities was $0.5 million and $1.1 million for each of the six months ended June 30, 2022 and 2021, respectively, consisting of cash received from stock option exercises in each period.
Contractual Obligations and Commitments

Except as set forth in Note 5 "Leases" and Note 11 "Earn-Out Shares" of the notes to our condensed consolidated financial statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 22, 2022.
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
The Company reviews capitalized software for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected undiscounted future cash flow from the use of the capitalized software and its eventual disposition is less than the carrying value, an impairment loss is recognized and measured using the fair value of the related asset. No impairments were recognized for the three and six months ended June 30, 2022 or 2021.
Stock-Based Compensation
We recognize the cost of stock-based awards granted to employees and directors based on the estimated grant-date fair value of the awards. Cost is recognized on a straight-line basis over the service period, which is generally the vesting period of the award. We reverse previously recognized costs for unvested awards in the period that forfeitures occur. We determine the fair value of stock options using the Black-Scholes option pricing model, which is impacted by the following assumptions:
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
Earn-Out Shares
Former holders of shares of Legacy Science 37 common stock (including shares received as a result of the conversion of Legacy Science 37 preferred stock) and former holders of options to purchase shares of Legacy Science 37 are entitled to receive their respective pro rata shares of up to 12,500,000 additional shares of the Company’s common stock (the “Earn-Out Shares”) if, during the three years following the consummation of the Merger (the “Earn-Out Period”), the volume weighted average price of the Company’s common stock for a period of at least 20 days out of 30 consecutive trading days (each, a “Triggering Event”):
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

The Company determined that the contingent obligation to issue Earn-Out Shares to existing Legacy Science 37 option holders falls within the scope of ASC Topic 718, Compensation - Stock Compensation, because the option holders are required to continue providing service until the occurrence of the Triggering Event(s). The fair value of the option holder Earn-Out Shares is recorded as stock-based compensation on a straight-line basis over the derived service period determined using the Monte Carlo simulation valuation model and recognized in selling, general and administrative expenses in the accompanying consolidated statements of operations.
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
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 1 "Company Background and Basis of Presentation" to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Under SEC rules and regulations, because we are considered to be a “smaller reporting company”, we are not required to provide the information required by this item.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, during the fiscal quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
The Company’s risk factors are described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. These factors could materially, adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes to the Company’s risk factors since the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on March 22, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities
None.

Purchases of Equity Securities
The Company did not repurchase shares of its common stock during the three months ended June 30, 2022.
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

SCIENCE 37 HOLDINGS, INC.

Date:	August 11, 2022		/s/ David Coman
		Name:	David Coman
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2022		/s/ Mike Zaranek
		Name:	Mike Zaranek
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)