Form 10-Q
period 2022-09-30
Science 37 Holdings, Inc.
filed 2022-11-10
CIK 1819113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
As of November 4, 2022, there were 116,663,640 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Science 37 Holdings, Inc.
Form 10-Q
For the Quarter Ended September 30, 2022

			Page
Cautionary Note Regarding Forward-Looking Statements			3
Part I.	Financial Information
	Item 1.	Financial Statements	5
		Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (unaudited)	5
		Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (unaudited)	6
		Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021 (unaudited)	7
		Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited)	9
		Notes to Condensed Consolidated Financial Statements (unaudited)	10
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
	Item 4.	Controls and Procedures	29

Part II.	Other Information
	Item 1.	Legal Proceedings	31
	Item 1A.	Risk Factors	31
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
	Item 3.	Defaults Upon Senior Securities	31
	Item 4.	Mine Safety Disclosures	31
	Item 5.	Other Information	31
	Item 6.	Exhibits	32
Signatures			33

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may” or “should” or, in each case, their negative or other variations or comparable terminology. They may appear in a number of places throughout this Quarterly Report on Form 10-Q, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and include statements regarding our future results of operations and financial position, business strategy, expectation as to the timing and amount of cost savings related to the planned cost reduction program, plans and prospects, existing and prospective products, research and development costs, timing and likelihood of success, and plans and objectives of management for future operations and results.
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
•failure to realize anticipated cost savings;
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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on the Company’s current expectations and beliefs and are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, that information may be limited or incomplete. Our forward-looking statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements
You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. The Company will not and does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as require by law.

Part I - Financial Information
Item 1. Financial Statements
Science 37 Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(unaudited)
(In thousands, except share data)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$130,239	$214,601
Accounts receivable and unbilled services, net	9,018	10,699
Prepaid expenses and other current assets	6,664	7,403
Total current assets	145,921	232,703
Property and equipment, net	1,074	1,393
Operating lease right-of-use assets	1,227	2,086
Capitalized software, net	41,049	24,290
Other assets	153	326
Total assets	$189,424	$260,798

Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$6,608	$12,819
Accrued expenses and other liabilities	11,877	17,073
Deferred revenue	4,603	5,130
Total current liabilities	23,088	35,022
Non-current liabilities:
Deferred revenue	4,170	2,478
Operating lease liabilities	873	1,322
Other long-term liabilities	1,390	1,477
Long-term earn-out liability	1,300	98,900
Total liabilities	30,821	139,199
Commitments and Contingencies (Note 10)
Redeemable convertible preferred stock:
Redeemable convertible preferred stock, $0.0001 par value; 100,000,000 shares authorized, 0 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 400,000,000 shares authorized, 116,574,031 and 114,991,026 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	12	11
Additional paid-in capital	344,984	323,666
Accumulated other comprehensive income	152	—
Accumulated deficit	(186,545)	(202,078)
Total stockholders’ equity	158,603	121,599
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$189,424	$260,798
The accompanying notes are an integral part of these condensed consolidated financial statements.

Science 37 Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Revenue	$16,249	$14,236	$54,210	$39,222

Operating expenses:
Cost of revenue	12,157	10,318	41,985	26,246
Selling, general and administrative	24,485	16,932	82,822	37,477
Depreciation and amortization	4,870	1,916	12,569	5,189
Total operating expenses	41,512	29,166	137,376	68,912
Loss from operations	(25,263)	(14,930)	(83,166)	(29,690)

Other income (expense):
Interest income	559	—	748	1
Sublease income	240	230	719	444
Change in fair value of earn-out liability	1,200	—	97,600	—
Other income (expense), net	(264)	8	(369)	12
Total other income (expense), net	1,735	238	98,698	457
Income (loss) before income taxes	(23,528)	(14,692)	15,532	(29,233)
Income tax expense (benefit)	—	—	(1)	—
Net income (loss)	$(23,528)	$(14,692)	$15,533	$(29,233)

Earnings (loss) per share:
Basic	$(0.20)	$(1.78)	$0.13	$(4.22)
Diluted	$(0.20)	$(1.78)	$0.12	$(4.22)
Weighted average common shares outstanding:
Basic	116,412	8,238	115,935	6,925
Diluted	116,412	8,238	126,717	6,925
The accompanying notes are an integral part of these condensed consolidated financial statements.

Science 37 Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Three and Nine Months Ended September 30, 2022 and 2021
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	114,991	$11	$323,666	$—	$(202,078)	$121,599
Stock-based compensation	—	—	—	—	7,557	—	—	7,557
Proceeds from option exercises	—	—	723	1	130	—	—	131
Net income	—	—	—	—	—	—	44,894	44,894
Balance at March 31, 2022	—	$—	115,714	$12	$331,353	$—	$(157,184)	$174,181
Stock-based compensation	—	—	—	—	7,103	—	—	7,103
Proceeds from option exercises	—	—	538	—	369	—	—	369
Net loss	—	—	—	—	—	—	(5,833)	(5,833)
Foreign currency translation	—	—	—	—	—	27	—	27
Balance at June 30, 2022	—	$—	116,252	$12	$338,825	$27	$(163,017)	$175,847
Stock-based compensation	—	—	—	—	5,981	—	—	5,981
Proceeds from option exercises	—	—	322	—	178	—	—	178
Net loss	—	—	—	—	—	—	(23,528)	(23,528)
Foreign currency translation	—	—	—	—	—	125	—	125
Balance at September 30, 2022	—	$—	116,574	$12	$344,984	$152	$(186,545)	$158,603

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(In thousands)	Shares	Amount	Shares	Amount
Balances at December 31, 2020 (as previously reported)	41,587	$143,086	2,765	$1	$1,611	$—	$(107,747)	$(106,135)
Retroactive application of the recapitalization due to Merger[1]	33,908	—	2,255	—	—	—	—	—
Balances at December 31, 2020, effect of Merger[1]	75,495	$143,086	5,020	$1	$1,611	$—	$(107,747)	$(106,135)
Stock-based compensation	—	—	—	—	225	—	—	225
Proceeds from option exercises	—	—	919	—	332	—	—	332
Net loss	—	—	—	—	—	—	(6,826)	(6,826)
Balances at March 31, 2021	75,495	$143,086	5,939	$1	$2,168	—	$(114,573)	$(112,404)
Stock-based compensation	—	—	—	—	690	—	—	690
Proceeds from option exercises	—	—	2,214	—	806	—	—	806
Net loss	—	—	—	—	—	—	(7,715)	(7,715)
Balances at June 30, 2021	75,495	$143,086	8,153	$1	$3,664	$—	$(122,288)	$(118,623)
Stock-based compensation	—	—	—	—	998	—	—	998
Proceeds from option exercises	—	—	189	—	107	—	—	107
Net loss	—	—	—	—	—	—	(14,692)	(14,692)
Balance at September 30, 2021	75,495	$143,086	8,342	$1	$4,769	$—	$(136,980)	$(132,210)
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

Science 37 Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income (loss)	$15,533	$(29,233)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	12,569	5,189
Non-cash lease expense related to operating lease right-of-use assets	859	1,153
Stock-based compensation	19,425	1,913
Gain on change in fair value of earn-out liability	(97,600)	—
Loss on foreign currency exchange rates	282	—
Provision for doubtful accounts	147	143
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	1,534	4,059
Prepaid expenses and other current assets	745	(2,862)
Other assets	(72)	(142)
Accounts payable	(8,100)	2,110
Accrued expenses and other current liabilities	(6,329)	577
Deferred revenue	1,165	2,063
Operating lease liabilities	(449)	(948)
Other, net	(86)	1,318
Net cash used in operating activities	(60,377)	(14,660)
Cash flows from investing activities:
Payments related to capitalized software development costs	(24,627)	(11,339)
Purchases of property and equipment	(162)	(733)
Net cash used in investing activities	(24,789)	(12,072)
Cash flows from financing activities:
Proceeds from stock option exercises	672	1,245
Net cash provided by financing activities	672	1,245
Net decrease in cash and cash equivalents	(84,494)	(25,487)
Effect of foreign currency exchange rate changes on cash	132	—
Cash and cash equivalents, beginning of period	214,601	33,483
Cash and cash equivalents, end of period	$130,239	$7,996
Supplemental disclosures of non-cash activities
Balance in accounts payable, accrued expenses and other current liabilities, and capitalized stock-based compensation related to capitalized software and fixed asset additions	$(3,482)	$(2,364)
Right-of-use asset obtained in exchange for operating lease liabilities	$—	$(1,305)
Balance in prepaid expenses and other current assets related to stock option exercises	$5	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

1. Company Background and Basis of Presentation
Description of Business
Science 37 Holdings, Inc. and its subsidiaries (the “Company” or “Science 37”) is a leading provider of technology-based solutions that enable agile clinical trials and decentralized approaches on behalf of biopharmaceutical sponsors. The Company pioneered agile and decentralization methods and developed the industry’s first Agile Clinical Trial Operating System™ (“OS”) combining its unified technology platform, which orchestrates workflows, generates evidence and harmonizes data seamlessly, with its expansive centralized networks of patient communities, telemedicine investigators, mobile nursing, community providers, remote coordinators and data and devices. By making clinical research more accessible to patients and providers, the OS helps clinical research sponsors achieve faster patient enrollment, enable better patient retention and increase accessibility to representative patient populations. These improvements help accelerate the development of potentially life-saving treatments through faster study timelines and a more representative and diverse patient population. The Company operates under one reporting segment.
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
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses for the periods presented. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition, (2) allowance for doubtful accounts, (3) long-lived asset recoverability, (4) useful lives of long-lived assets, (5) stock-based compensation, and (6) fair value measurements, including the fair value of the contingent liability related to the Earn-Out Shares as further discussed in Note 2 “Business Combination”.
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
2. Business Combination
On October 6, 2021, the Company consummated a merger (the “Merger”) with LifeSci Acquisition II Corp (“LSAQ”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated May 6, 2021. Pursuant to the Merger Agreement, the Company merged with LSAQ, with the Company treated as the accounting acquirer, LSAQ treated as the accounting acquiree and the Merger Transaction reflected as a reverse recapitalization. Under this method of accounting, the consolidated financial statements of Science 37, Inc. (“Legacy Science 37”) are the historical financial statements of the Company. The net assets of LSAQ were stated at historical costs, with no goodwill or other intangible assets recorded in accordance with GAAP, and were consolidated with Legacy Science 37’s financial statements on the closing date of the Merger Transaction. The shares and net loss per share available to holders of Legacy Science 37’s common and preferred stock prior to the Merger Transaction have been retroactively adjusted as shares reflecting the exchange ratio of approximately 1.815 established in the Merger Agreement.
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
As of September 30, 2022, the aggregate amount of transaction price allocated to the unsatisfied performance obligations was $171.2 million. The Company expects to recognize this revenue over the remaining contract term of the individual projects, with contract terms generally ranging from one month to 8.8 years. The amount of unsatisfied performance obligations is lower than the potential contractual revenue since it excludes revenue that is constrained. Revenue amounts excluded due to constraints include those amounts under contracts that (i) are wholly unperformed in which the customer has a unilateral right to cancel the arrangement, or (ii) require the Company to undertake numerous activities to fulfill the performance obligations, including various activities that are outside of the Company’s control.
Timing of Billing and Performance
During the three and nine months ended September 30, 2022, the Company recognized approximately $0.5 million and $4.6 million of revenue, respectively, that was included in the deferred revenue balance at the beginning of the periods. During the three and nine months ended September 30, 2022, revenue recognized from performance obligations partially satisfied in previous periods was $1.4 million and $3.5 million, respectively. These cumulative catch-up adjustments primarily related to contract modifications executed in the current period, which resulted in changes to the transaction price and changes in estimates such as estimated total costs.
Accounts Receivable, Unbilled Services, and Deferred Revenue
Accounts receivable and unbilled services (including contract assets) consisted of the following:

(In thousands)	September 30, 2022	December 31, 2021
Accounts receivable	$7,162	$8,143
Unbilled services	2,272	2,825
Total accounts receivable and unbilled services	9,434	10,968
Allowance for doubtful accounts	(416)	(269)
Total accounts receivable and unbilled services, net	$9,018	$10,699
As of September 30, 2022 and December 31, 2021, contract assets of $2.3 million and $2.8 million, respectively, were included in unbilled services.
Deferred revenue as of September 30, 2022 and December 31, 2021 was $8.8 million and $7.6 million, respectively. Changes in the Company’s accounts receivable, unbilled services and deferred revenue balances were impacted by timing differences between the Company’s satisfaction of performance obligations under its contracts, achievement of billing milestones, and customer payments.
Revenue by Geography
Substantially all of the Company’s revenue for the three and nine months ending September 30, 2022 and 2021 was derived from services performed within the United States. No other country represented more than 10% of total revenue for either period.
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
For the three months ended September 30, 2022 and 2021, two and four customers individually (totaling 24.4% and 58.7% of revenues, respectively) accounted for greater than 10% of revenue. For the nine months ended September 30,

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2022 and 2021, two and three customers individually (totaling 26.9% and 57.7% of revenues, respectively) accounted for greater than 10% of revenue, respectively.
As of September 30, 2022 and December 31, 2021, two and three customers individually (totaling 45.4% and 78.4% of accounts receivable, net, respectively) accounted for greater than 10% of accounts receivable, net, respectively.
4. Capitalized Software, net
For the nine months ended September 30, 2022 and 2021, the Company capitalized $28.8 million and $13.5 million, respectively, of internal use software and recognized amortization expense of $12.1 million and $4.9 million, respectively.
Estimated amortization expense for the years ending December 31, 2022 through December 31, 2025 is as follows:

(In thousands)	Amortization Expense
Year:
2022 (excluding the nine months ended September 30, 2022)	$4,785
2023	18,523
2024	14,483
2025	3,258
The following represents capitalized software balances as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Capitalized software	$71,037	$(29,988)	$41,049	$42,192	$(17,902)	$24,290
5. Leases
The following table presents lease liability maturities and balance sheet classification as of September 30, 2022:

(in thousands)
Years Ending December 31,	Operating Leases
2022 (excluding the nine months ended September 30, 2022)	$189
2023	674
2024	599
2025	138
2026	11
2027 and thereafter	—
Total future minimum lease payments	1,611
Less imputed interest	(124)
Total lease liability	$1,487

Balance Sheet classification of lease liabilities reported as of September 30, 2022:
Current liabilities: Accrued expenses and other liabilities	$614
Non-current liabilities: Operating lease liabilities	873
Total	$1,487

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

(In thousands)	September 30, 2022	December 31, 2021
Compensation, including bonuses, fringe benefits, and payroll taxes	$7,295	$11,611
Professional fees, investigator fees, and pass-through expenses	2,379	3,174
Commissions payable	1,418	1,168
Current portion of operating lease liabilities	614	1,120
Other	171	—
Total accrued expenses and other liabilities	$11,877	$17,073
7. Fair Value Measurements
Financial instruments, including cash and cash equivalents, are recorded at cost, which approximates fair value. Former holders of shares of Legacy Science 37 common stock were allocated Earn-Out Shares in connection with the completion of the Merger. These Earn-Out Shares are accounted for as a liability and require fair value measurement on a recurring basis. Due to the significant unobservable inputs that are required to value these shares, they are classified as Level 3 in the fair value hierarchy. Please refer to Note 11 “Earn-Out Shares” for additional details surrounding the valuation methodology for the Earn-Out Shares.
None of the Company’s non-financial assets or liabilities are subject to fair value measurement on a non-recurring basis. There were no transfers between fair value measurement levels during the nine months ended September 30, 2022.
The following table summarizes the fair values of the Company’s assets and liabilities that are measured and reported at fair value on a recurring basis as of September 30, 2022:

(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$125,382	$—	$—	$125,382
Total	$125,382	$—	$—	$125,382
Liabilities:
Earn-out liability related to shareholders	$—	$—	$1,300	$1,300
Total	$—	$—	$1,300	$1,300
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

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

8. Earnings (Loss) Per Share
The following table presents the calculation of basic and diluted earnings (loss) per share for the Company’s common stock (as adjusted for the Merger Exchange Ratio as described in Note 2 “Business Combination” ):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net income (loss)	$(23,528)	$(14,692)	$15,533	$(29,233)
Denominator:
Basic weighted average common shares outstanding	116,412	8,238	115,935	6,925
Effect of dilutive securities:
Stock options	—	—	9,829	—
Restricted stock units	—	—	937	—
ESPP	—	—	16	—
Diluted weighted average common shares outstanding	116,412	8,238	126,717	6,925
Earnings (loss) per share:
Basic	$(0.20)	$(1.78)	$0.13	$(4.22)
Diluted	$(0.20)	$(1.78)	$0.12	$(4.22)
In connection with the closing of the Merger, the Company adopted an Employee Stock Purchase Plan (the “ESPP”). Please refer to Note 12 “Share-Based Compensation” for information regarding the ESPP as well as the ESPP offering period that began on September 1, 2022.
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
The number of potential shares outstanding that were anti-dilutive and were excluded from the computation of diluted earnings per share, weighted for the portion of the period they were outstanding, were as follows (as adjusted for the Merger Exchange Ratio as described in Note 2 “Business Combination”):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Redeemable convertible preferred stock	—	75,495	—	75,495
Stock options	26,279	15,809	16,095	15,373
Restricted stock units	5,307	—	—	—
ESPP	81	—	—	—
Warrants	—	12	—	12
Earn-Out Shares	12,500	—	12,500	—
Total anti-dilutive shares	44,167	91,316	28,595	90,880
9. Related-Party Transactions
For the three and nine months ended September 30, 2022, the Company had revenue of $1.1 million and $5.4 million, respectively, from Pharmaceutical Product Development, LLC (“PPD”), a wholly-owned subsidiary of Thermo Fisher Scientific, Inc. and a shareholder who beneficially owns 5% or more of the Company’s common stock. For the three and nine months ended September 30, 2021, the Company had revenue of $2.8 million and $10.8 million, respectively, from

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

PPD. In addition, as of September 30, 2022 and December 31, 2021, the Company had receivables of $0.6 million and $2.0 million, respectively, from PPD.
For the three and nine months ended months ended September 30, 2021, the Company had revenue of $0.3 million and $0.6 million, respectively, from Novartis Pharma AG, who had a 50% ownership in dRX Capital AG, a shareholder who, until July 2021, had a minority interest in the Company and a seat on the Company’s Board of Directors. In July 2021, dRX Capital AG was dissolved and their interest in the Company was distributed to their owners. This dissolution and distribution did not cause any other shareholder of the Company to obtain a minority interest in the Company.
For the three and nine months ended September 30, 2021, the Company had revenue of $0 and $0.4 million from AlloVir a company in which Redmile Group, LLC has a minority interest. Entities affiliated with Redmile Group, LLC collectively own 5% or more of the Company’s common stock. The Company did not have revenue from AlloVir during the nine months ended September 30, 2022.
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
As of September 30, 2022, the Company had no material contingent losses recorded.
Please refer to Note 5 “Leases” for information regarding lease commitments and Note 11 “Earn-Out Shares” for information regarding the contingent obligation related to the Earn-Out Shares.
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
As of September 30, 2022, the stockholders and option holders are estimated to receive approximately 11,098,317 and 1,401,683 Earn-Out Shares, respectively. The fair value of the Earn-Out Shares was approximately $0.16 (Trigger 1) and approximately $0.09 (Trigger 2) per share as of September 30, 2022.
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

	September 30, 2022	December 31, 2021
Stock price	$1.61	$12.47
Expected volatility	80.0%	55.0%
Risk-free interest rate	4.22%	0.91%
Forecast period (in years)	2.0	2.8
Former Science 37 Shareholders
The Company has determined that the contingent obligation to issue Earn-Out Shares to former Science 37 shareholders is not indexed to the Company's stock under ASC Topic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, and therefore equity treatment is precluded. The Triggering Event that determines the issuance of the Earn-Out Shares includes terms that are not solely indexed to the common stock of the Company and, as such, liability classification is required. For the nine months ended September 30, 2022, there was a decrease in the fair value of the earn-out liability of $97.6 million, which was recorded as a gain in “Change in fair value of earn-out liability” within the condensed consolidated statements of operations. In accordance with the Merger Agreement, Earn-Out Shares attributable to former Science 37 option holders who discontinue providing service before the occurrence of the Triggering Event are reallocated to the remaining eligible former stockholders and former option holders.
The earn-out liability is recorded on the balance sheet as a non-current liability because potential payment of the liability will be settled in the Company’s common shares. The following table presents a reconciliation of changes in the carrying amount of the contingent earn-out liability classified as Level 3 fair value hierarchy using significant unobservable inputs for the nine months ended September 30, 2022:

(In thousands)	Earn-Out Liability
Balance at December 31, 2021	$98,900
Change in fair value related to option holder forfeitures	181
Change in fair value related to share valuation inputs	(97,781)
Total change in fair value recognized in earnings	$(97,600)
Balance at September 30, 2022	$1,300
Former Science 37 Option Holders
The contingent obligation to issue Earn-Out Shares to former Science 37 option holders falls within the scope of ASC 718, Compensation - Stock Compensation, because the option holders are required to continue providing service until the occurrence of the Triggering Event(s). For the three and nine months ended September 30, 2022, the Company recorded approximately $1.5 million and $5.3 million, respectively, in stock-based compensation expense related to the Earn-Out Shares. Approximately $1.4 million of unrecognized compensation expense was remaining at September 30, 2022, which is expected to be recognized over the remaining derived service period of 0.1 years (Trigger 1) and 0.4 years (Trigger 2).
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
In connection with the closing of the Merger, the Company adopted an Employee Stock Purchase Plan (the “ESPP”). The ESPP is a shareholder-approved plan under which substantially all employees may voluntarily enroll to purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or end of the six-month offering periods. Employees may not purchase more than 5,000 shares annually under the plan.
The first six-month ESPP offering period began on September 1, 2022. The fair value of the shares under the ESPP is calculated on the first day of the offering period (the grant date) using the Black-Scholes valuation model and is amortized straight-line over the six-month offering period. For additional information on the ESPP, refer to the section labeled “Equity Incentive Plans” in the Company’s prospectus, dated January 25, 2022, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b)(3) of the Securities Act on February 10, 2022.
The following table summarizes stock option awards outstanding as of September 30, 2022, as well as activity during the nine months then ended:

(In thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2021	25,425	$5.30
Granted	4,323	10.55
Exercised	(1,583)	0.57
Forfeited	(2,162)	8.02
Outstanding at September 30, 2022	26,003	$6.26
The following table summarizes RSU awards outstanding as of September 30, 2022, as well as activity during the nine months then ended:

(In thousands, except per share amounts)	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Fair Value
Outstanding at December 31, 2021	—	$—
Granted	9,072	$2.19
Vested	—	$—
Forfeited	(100)	$3.29
Outstanding at September 30, 2022	8,972	$2.18	$19,559
As of September 30, 2022, the total unrecognized compensation expense related to outstanding stock options and RSU awards was $51.3 million and $17.4 million, respectively, which the Company expects to recognize over a weighted-average period of 2.66 and 2.76 years, respectively.
As of September 30, 2022, the total unrecognized compensation expense related to the ESPP was $0.1 million, which the Company expects to recognize over a period of 0.41 years.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The total amount of stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 was as follows:

Statement of operations classification	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Cost of revenue (stock options, RSUs and ESPP)	$505	$129	$1,481	$346
Selling, general and administrative (stock options, RSUs and ESPP)	3,710	869	12,669	1,567
Selling, general and administrative (Earn-Out Shares)	1,524	—	5,275	—
Total stock-based compensation expense	$5,739	$998	$19,425	$1,913
Stock-based compensation expense recognized in the statements of operations may differ from the impact of stock-based compensation to additional paid in capital due to stock-based compensation capitalized as part of software development activities.
13. Income Taxes
The Company has incurred net operating losses since inception and is forecasting additional losses through December 31, 2022. No U.S. Federal or material state income taxes are expected for 2022 and foreign income taxes are expected to be immaterial; as such, the provision for income taxes recorded as of September 30, 2022 was immaterial. Due to the Company’s history of losses since inception, there is not enough evidence at this time to support the conclusion that the Company will generate future income of a sufficient amount and nature to utilize the benefits of the Company’s net deferred tax assets. Accordingly, as of September 30, 2022 and December 31, 2021, the Company provided a full valuation allowance against its net deferred tax assets since, as of that time, the Company could not assert that it was more likely than not that these deferred tax assets would be realized.
14. Subsequent Events
On November 10, 2022, the Company committed to and commenced a cost reduction program. This program included a reduction in force affecting 90 employees (representing approximately 16% of total employees prior to these actions). The Company’s Board of Directors approved the program on November 9, 2022 and the majority of the affected employees were informed of the reduction in force on November 10, 2022. The Company expects the majority of the reduction in force to be completed by the end of the fourth quarter of 2022. The Company expects that the cost reduction program will generate annual gross cash savings of approximately $21 million.
Total cash expenditures for the cost reduction program are estimated at $3.5 million to $3.8 million, substantially all of which are related to employee severance costs. The Company expects to recognize most of these pre-tax reduction in force charges in the fourth quarter of 2022. The Company’s estimates are subject to a number of assumptions, and actual results may differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the cost reduction program.

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
We continually evaluate our backlog to determine if any previously awarded work is no longer expected to be performed. If we determine that previously awarded work is no longer probable of performance, we will remove the value from our backlog based on the risk of cancellation. We recognize revenue from these bookings as services are performed, provided the Company has received proper authorization from the customer. We exclude revenue that has been recognized and reported in the statement of operations from backlog.
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
Our backlog as of September 30, 2022 and 2021 was as follows:

(In thousands)	2022	2021	Change
Backlog	$170,357	$141,059	$29,298	20.8%
Our net bookings for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,
(In thousands)	2022	2021	Change
Net bookings	$4,708	$35,864	(31,156)	(86.9)%

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

Results of Operations
Comparison of the three and nine months ended September 30, 2022 and 2021
The following table sets forth our unaudited condensed consolidated statements of operations data for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Revenue	$16,249	$14,236	$54,210	$39,222

Cost of revenue and operating expenses:
Cost of revenue	12,157	10,318	41,985	26,246
Selling, general and administrative	24,485	16,932	82,822	37,477
Depreciation and amortization	4,870	1,916	12,569	5,189
Total operating expenses	41,512	29,166	137,376	68,912
Loss from operations	(25,263)	(14,930)	(83,166)	(29,690)
Total other income (expense), net	1,735	238	98,698	457
Income (loss) before income taxes	(23,528)	(14,692)	15,532	(29,233)
Income tax expense (benefit)	—	—	(1)	—
Net income (loss)	$(23,528)	$(14,692)	$15,533	$(29,233)
Revenue
Revenue for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,
(In thousands)	2022	2021	Change
Revenue	$16,249	$14,236	$2,013	14.1%

	Nine Months Ended September 30,
(In thousands)	2022	2021	Change
Revenue	$54,210	$39,222	$14,988	38.2%
For the three months ended September 30, 2022, our revenue increased by $2.0 million, or 14.1%, to $16.2 million, as compared to $14.2 million for the same period in 2021. For the nine months ended September 30, 2022, our revenue increased by $15.0 million, or 38.2%, to $54.2 million, as compared to $39.2 million for the same period in 2021. These increases were primarily driven by volume growth seen in higher opening backlog at the beginning of the period as compared to the prior year, as well as from new bookings and associated revenue driven by continued growth in demand for our core offerings, decentralized clinical trial and clinical trial support solutions.
Cost of Revenue
Cost of revenue for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,
(In thousands)	2022	2021	Change
Cost of revenue	$12,157	$10,318	$1,839	17.8%
% of revenue	74.8%	72.5%

	Nine Months Ended September 30,
(In thousands)	2022	2021	Change
Cost of revenue	$41,985	$26,246	$15,739	60.0%
% of revenue	77.4%	66.9%

For the three months ended September 30, 2022, cost of revenue increased by $1.8 million, or 17.8%, to $12.2 million, as compared to $10.3 million for the same period in 2021. For the nine months ended September 30, 2022, cost of revenue increased by $15.7 million, or 60.0%, to $42.0 million, as compared to $26.2 million for the same period in 2021. These increases were primarily a result of revenue growth during the three and nine months ended September 30, 2022. To support this growth, we incurred cost increases, primarily in compensation-related expenses to support growth in key verticals and market expansion and hosting fees for our proprietary operating system.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,
(In thousands)	2022	2021	Change
Selling, general and administrative	$24,485	$16,932	$7,553	44.6%
% of revenue	150.7%	118.9%

	Nine Months Ended September 30,
(In thousands)	2022	2021	Change
Selling, general and administrative	$82,822	$37,477	$45,345	121.0%
% of revenue	152.8%	95.6%
Selling, general and administrative expense increased by $7.6 million, or 44.6%, to $24.5 million for the three months ended September 30, 2022 as compared to $16.9 million for the same period in 2021. Selling, general and administrative expense increased by $45.3 million, or 121.0%, to $82.8 million for the nine months ended September 30, 2022 as compared to $37.5 million for the same period in 2021. These increases in both periods were mainly due to investments to support continuing company growth and expenses related to becoming a publicly traded company in conjunction with the Merger. This resulted in increased headcount leading to increases in salaries and benefits, and web services and software. Stock-based compensation expense also increased for the three and nine months ended September 30, 2022 due to (i) the stock option issuances during 2021 with a fair value impacted by an increase in the value of the Company’s stock during 2021 in anticipation of the Merger, (ii) additional stock option issuances to new and existing employees, and (iii) the issuance of Earn-Out Shares (defined below) to existing Legacy Science 37 option holders in conjunction with the Merger.
Depreciation and Amortization
Depreciation and amortization expense for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,
(In thousands)	2022	2021	Change
Depreciation and amortization	$4,870	$1,916	$2,954	154.2%
% of revenue	30.0%	13.5%

	Nine Months Ended September 30,
(In thousands)	2022	2021	Change
Depreciation and amortization	$12,569	$5,189	$7,380	142.2%
% of revenue	23.2%	13.2%
Depreciation and amortization expense increased by $3.0 million, or 154.2%, to $4.9 million for the three months ended September 30, 2022 as compared to $1.9 million for the same period in 2021. Depreciation and amortization expense increased by $7.4 million, or 142.2%, to $12.6 million for the nine months ended September 30, 2022 as compared to $5.2 million for the same period in 2021. This increase in depreciation and amortization expense during both periods is attributable to amortization of the Company’s internally developed software year over year, consistent with our focus on continuous development of new features and functionality within our proprietary operating system.

Other Income (Expense)
The components of other income (expense), net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Interest income	$559	$—	$748	$1
Sublease income	240	230	719	444
Change in fair value of earn-out liability	1,200	—	97,600	—
Other income (expense), net	(264)	8	(369)	12
Total other income (expense), net	$1,735	$238	$98,698	$457
Other income (expense) for the three and nine months ended September 30, 2022 was income of $1.7 million and $98.7 million, respectively, as compared to income of $0.2 million and $0.5 million for the three and nine months ended September 30, 2021, respectively. This increase was primarily due to the recognition of $1.2 million and $97.6 million gain on change in fair value of the earn-out liability for the three and nine months ended September 30, 2022, respectively. In addition, interest income increased for the three and nine months ended September 30, 2022 due to interest rate increases during the year, partly offset by foreign exchange losses.
Liquidity and Capital Resources
Key measures of our liquidity were as follows:

(In thousands)	September 30, 2022	December 31, 2021
Balance sheet data:
Cash and cash equivalents	$130,239	$214,601
Working capital	122,833	197,681
As of September 30, 2022, the Company had cash and cash equivalents of $130.2 million. For the nine months ended September 30, 2022, the Company recorded net income (loss) of $15.5 million (which included a non-cash gain of $97.6 million on revaluation of the earn-out liability), and used $60.4 million and $24.8 million of net cash in operating and investing activities, respectively, while financing activities provided $0.7 million of net cash. Cash outflows from operating activities are attributable primarily to losses from operations incurred in the nine months ended September 30, 2022 and 2021. The Company has limited operating history and is in an early stage of growth, incurring significant costs in developing and commercializing its products and related services, while generating limited revenue from sales of its products and related services that are insufficient to cover operating costs. In addition, loss from operations for the nine months ended September 30, 2022 includes administrative, compliance and other costs related to becoming a publicly traded company as a result of the Merger.
From inception through the consummation of the Merger, the Company had primarily been financed with net proceeds from the issuance of multiple series of redeemable preferred stock in the private market. In conjunction with the Merger, which was consummated on October 6, 2021, the Company received $200.0 million from the private placement of an aggregate of 20,000,000 newly-issued shares of common stock from leading institutional and strategic investors (the “PIPE financing”) to further fund the Company’s decentralized OS and extend into adjacent markets. As a result of the Merger and inclusive of the PIPE financing, the Company received $233.5 million, net of fees and expenses paid in connection with the closing of the Merger.
As of September 30, 2022, the Company’s principal source of liquidity was cash and cash equivalents provided from the Merger and the PIPE financing. The Company believes that the current cash balances will be adequate to support its working capital needs, capital expenditures and other currently anticipated liquidity requirements for at least the next twelve months.
Our future capital requirements will depend on many factors, including investments in growth and technology. To meet these future capital requirements, we may enter into arrangements to acquire or invest in complementary businesses, services, technologies and other assets, which may require us to seek additional equity or debt financing.

Cash and Cash Equivalents
Our cash flows from operating, investing, and financing activities were as follows:

	Nine Months Ended September 30,
(In thousands)	2022	2021	Change
Net cash used in operating activities	$(60,377)	$(14,660)	$(45,717)
Net cash used in investing activities	(24,789)	(12,072)	(12,717)
Net cash provided by financing activities	672	1,245	(573)
Operating activities
Net cash used in operating activities for the nine months ended September 30, 2022 was $60.4 million, consisting primarily of net income of $15.5 million, offset by changes in working capital of $(11.6) million and net adjustments for non-cash items of $(64.3) million. Changes in working capital were primarily due to decreases in accounts payable and accrued expenses, partly offset by a decrease in net receivables due to strong cash collections during the three months ended September 30, 2022. In April 2022, U.S. exempt employees transitioned from a paid time off (“PTO”) to a flexible time off (“FTO”) policy with impacted employees receiving cash consideration of approximately $3.2 million for earned and accrued PTO which, as of March 31, 2022, had not been used under the previous policy. The Company paid the 2021 annual employee bonuses in March 2022 and the PTO to FTO transitional payments in May 2022. Net adjustments for non-cash items consisted primarily of a $97.6 million gain recorded from the change in fair value of the earn-out liability, partially offset by the stock-based compensation expense and depreciation and amortization.
Net cash used in operating activities for the nine months ended September 30, 2021 was $14.7 million, consisting primarily of a net loss of $29.2 million, partially offset by changes in working capital of $6.2 million and net adjustments for non-cash items of $8.4 million. Changes in working capital were primarily due to a decrease in accounts receivable due to strong collections, an increase in accounts payable and accrued expenses due to increased expenses in line with company growth and the timing of vendor payments, partially offset by payment of the 2020 employee bonuses in March 2021, an increase in commissions payable on higher net bookings, and an increase in up front cash received on contracts related to new business growth. These changes were partially offset by an increase in prepaid expenses and other current assets due to capitalized commissions on higher net bookings compared to the same period in the prior year and higher prepaid transaction related expenses related to the merger. Net adjustments for non-cash items primarily consisted of depreciation and amortization and stock-based compensation expense.
Investing activities
Net cash used in investing activities for the nine months ended September 30, 2022 was $24.8 million, consisting of $24.6 million in payments related to capitalized software development costs and $0.2 million in purchases of property and equipment.
Net cash used in investing activities for the nine months ended September 30, 2021 was $12.1 million, consisting of $11.3 million in payments related to capitalized software development costs and $0.7 million in purchases of property and equipment.
Increase in cash used in investing activities for the nine months ended September 30, 2022 compared to 2021 reflects the Company’s continued focus on the development of new features and functionality within our OS.
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
Financing activities
Net cash provided by financing activities was $0.7 million and $1.2 million for each of the nine months ended September 30, 2022 and 2021, respectively, consisting of cash received from stock option exercises in each period.

Contractual Obligations and Commitments
Except as set forth in Note 5 “Leases” and Note 11 “Earn-Out Shares” of the notes to our condensed consolidated financial statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 22, 2022.
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

The Company reviews capitalized software for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected undiscounted future cash flow from the use of the capitalized software and its eventual disposition is less than the carrying value, an impairment loss is recognized and measured using the fair value of the related asset. No impairments were recognized for the three and nine months ended September 30, 2022 or 2021.
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
The Company determined that the contingent obligation to issue Earn-Out Shares to existing Legacy Science 37 option holders falls within the scope of ASC Topic 718, Compensation - Stock Compensation, because the option holders are required to continue providing service until the occurrence of the Triggering Event(s). The fair value of the option holder Earn-Out Shares is recorded as stock-based compensation on a straight-line basis over the derived service period determined using the Monte Carlo simulation valuation model and recognized in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, during the fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities
None.

Purchases of Equity Securities
The Company did not repurchase shares of its common stock during the three months ended September 30, 2022.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
The following disclosure is included in this Quarterly Report on Form 10-Q in lieu of filing a Current Report on Form 8-K with respect to disclosure required under Item 2.05 thereof.
On November 10, 2022, the Company committed to and commenced a cost reduction program. This program included a reduction in force affecting 90 employees (representing approximately 16% of total employees prior to these actions). The Company’s Board of Directors approved the program on November 9, 2022 and the majority of the affected employees were informed of the reduction in force on November 10, 2022. The Company expects the majority of the reduction in force to be completed by the end of the fourth quarter of 2022. The Company expects that the cost reduction program generate annual gross cash savings of approximately $21 million.
Total cash expenditures for the cost reduction program are estimated at $3.5 million to $3.8 million, substantially all of which are related to employee severance costs. The Company expects to recognize most of these pre-tax reduction in force charges in the fourth quarter of 2022. The Company’s estimates are subject to a number of assumptions, and actual results may differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the cost reduction program.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
2.1#	The Agreement and Plan of Merger dated as of May 6 2021, by and among LifeSci Acquisition II Corp., LifeSci Acquisition II Merger Sub, Inc. and Science 37, Inc.	8-K	2.1	May 7, 2021
10.1+	Employment Agreement, effective September 12, 2022, between Michael Shipton and Science 37, Inc.	8-K	10.1	September 12, 2022
10.2+	Severance Agreement and General Release between Steve Geffon and Science 37, Inc dated September 26, 2022.			*
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			**
101.INS	Inline XBRL Instance Document.			*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.			*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.			*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.			*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.			*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.			*
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101).			*
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

SCIENCE 37 HOLDINGS, INC.

Date:	November 10, 2022		/s/ David Coman
		Name:	David Coman
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2022		/s/ Mike Zaranek
		Name:	Mike Zaranek
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)