Form 10-K
period 2022-12-31
Science 37 Holdings, Inc.
filed 2023-03-06
CIK 1819113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $140,180,984 based on the closing sales price on the Nasdaq Stock Market LLC as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 1, 2023, there were 116,729,430 shares of common stock, par value $0.0001 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including, but not limited to, statements regarding our future results of operations and financial position, business strategy, plans and prospects, existing and prospective products, research and development costs, timing and likelihood of success, and plans and objectives of management for future operations and results, are forward-looking statements. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “can,” “could,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “might,” “should,” “will,” or “would” or, in each case, their negative or other variations or comparable terminology, although not all forward-looking statements contain these identifying words. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may impact such forward-looking statements include:
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
•risks related to the Company’s technology, intellectual property, data privacy and cybersecurity practices;
•risks related to the Company’s reliance on third parties;
•risks related to general economic and financial market conditions, including the impact of ongoing supply chain disruptions and inflationary cost pressures and the possibility of an economic recession; political, legal and regulatory environment; and the industries in which the Company operates;
•the risk that the Company will need to raise additional capital to execute its business plan, which may not be available on acceptable terms or at all;
•limited liquidity and trading of the Company’s securities;
•volatility in the price of Science 37’s securities due to a variety of factors, including changes in the competitive and highly regulated industries in which Science 37 operates, variations in performance across competitors and changes in laws and regulations affecting Science 37’s business;
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

We qualify all of our forward-looking statements by these cautionary statements. The forward-looking statements contained in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. The Company will not and does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Risk Factor Summary
Our business is subject to a number of risks, including those described in Part I, Item 1A. of this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:
•     Science 37 has a limited operating history on which to assess the prospects for Science 37’s business, Science 37 has generated limited revenue from sales of Science 37’s products and related services, and Science 37 has incurred losses since inception. As such, you cannot rely upon its historical operating performance to make an investment decision regarding Science 37. Science 37 anticipates that it will continue to incur significant losses as it continues to commercialize its existing products and services and seeks to develop and commercialize new products and services.
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
•     Science 37’s business depends on the continued effectiveness and availability of its information systems, including the information systems Science 37 uses to provide its services to its customers, and failures or breaches of these systems may materially limit or harm its operations.
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
•     Science 37 incurs significant costs and obligations as a result of being a recently public company.
•     The market price of our common stock has been and may continue to be highly volatile, and you may lose some or all of your investment. In addition, we may be unable to regain compliance with Nasdaq’s continued listing requirements and could be delisted from Nasdaq.
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
Overview
Founded in 2014, Science 37 pioneered the concept of patient-centric clinical trials with a very simple premise: that clinical trials should begin with the patient.
Through its patient-centric approach, Science 37 reduces the impact of the geographic barriers associated with conventional physical clinical trial sites, enabling recruitment of virtually any patient. Science 37 believes that centering the clinical trial around the patient with personalized support addresses current industry needs around patient recruitment, retention, representation, and engagement. To expand clinical trial access Science 37 offers a unique model to existing non-research focused healthcare networks to seamlessly participate without the traditional site infrastructure costs.
Science 37’s patient-centric model is powered by a proprietary end-to-end unified technology platform and its team of approximately 460 employees with significant therapeutic and subject matter expertise. As the backbone of Science 37’s offering, the proprietary unified technology platform standardizes and orchestrates the process for clinical trials across Science 37’s specialized network of patient communities, telemedicine investigators, flexible mobile nurse networks, remote coordinators, and robust network of technology integrations.
Our Market
Science 37 is addressing a market that it believes is ripe for disruption, with the clinical trial model having been largely unchanged over the past 60 to 90 years. The traditional clinical trial model relies on a network of physical clinical research sites for trial execution, requiring patients to travel to a site for each visit. Due to geographical limitations of centralized sites, only an estimated 8% of patients are approached to join a clinical trial because most do not live near a participating research site. About 30% of the patients recruited do not complete the full study. In addition to increased patient burden, the site-centric traditional clinical trial has given rise to a myriad of operational challenges, including slow start up, poor enrollment, high patient drop-out rates, and lack of diversity, all of which negatively impact timelines to launch life-saving drug treatments for patients. In the end, approximately 80% of trials experience delays, 94% of them greater than one month, resulting in prolonged timelines of up to 13 years to launch drug treatments globally.
Global annual research and development spending has increased from $52.1 billion in 2000 to current annual spending of approximately $252 billion, growing at a 7.1% compounded annual growth rate (“CAGR”). Based on its management team’s experience and knowledge of this market, Science 37 estimates that approximately 52% of this spending will be outsourced, resulting in a serviceable available market of approximately $131 billion. Science 37 expects this serviceable available market (“SAM”) to grow at an approximate 6% CAGR over the next five years. See “Risk Factors — Risks Related to the General Economic and Financial Market Conditions and the Industries in which Science 37 Operates — Science 37’s estimate of the market size for its products and services may prove to be inaccurate, and even if the market size is accurate, there can be no assurance that its business will serve a significant portion of the market.”

Our Competitive Strengths
Science 37 continues to be a leader in patient-centric clinical trials and in supporting novel approaches to decentralized clinical trial (“DCT”) designs. Science 37 is uniquely positioned with its proprietary end-to-end technologies and services to orchestrate patient centric trial execution. We also believe that Science 37 has more scale and experience in managing patient centric clinical trials than any other company, having executed more than 135 clinical trials with approximately 650,000 patients engaged to date. By bringing research to patients and providers more directly, Science 37 unlocks access to patients previously left out of trial opportunities, resulting in faster patient enrollment, improved patient retention, and increased representation of diversity in trial patient populations, all of which enables sponsors to accelerate the development of potentially life-saving treatments through faster study timelines. Compared to the traditional site-centric model, Science 37 has been able to initiate clinical trials up to 2.5 times faster, recruit patients up to 21 times faster and demonstrate patient retention at up to 26% higher rates.
Additionally, enrollment through Science 37 has resulted in up to three times more diverse participant pools, better representing the real world population. As the commercial value of a drug is highest prior to its patent expiry date, these efficiency gains are critical to maximizing the commercial value of a sponsor’s clinical pipeline.
The strengths of Science 37’s offerings lie in its highly configurable unified technology platform combined with its centralized patient recruitment capabilities and specialized network of patient communities.
•Unified Technology Platform: Science 37’s full-stack technology platform is purpose-built for patient-centric clinical trial execution and is designed to provide an end-to-end, single stop solution. The platform enables modern, digital clinical research workflows by unifying the experience for all stakeholders, including the patients, investigators, nurses, study coordinators and sponsors, resulting in a standardized approach to evidence generation and harmonized clinical trial data. The configurable, pre-defined workflows ensure that patients and remote clinical trial teams remain in sync, empowering standard operating processes that facilitate compliance and consistency. Science 37’s powerful data capture tools are designed to provide flexibility to support complex evidence generation. Virtually any assessment that is performed on paper can be digitized into Science 37’s platform. Once captured, data is automatically loaded into the platform with compliant audit trails and reporting for close monitoring throughout the study. Science 37 believes that its technology platform provides a common data infrastructure that enables the harmonization of data, both for internal monitoring and management as well as external data flows. Open Application Programming Interface allows for the structured exchange of data in nearly real-time, including Electronic Data Capture and Electronic Health Record integrations. Architecturally, Science 37’s platform is cloud-based and multi-tenant with appropriate data segregation. Availability, scalability, and security are fundamental characteristics of the architecture.
•Centralized Patient Recruitment: Science 37 uses diversified, multi-channel programs to identify patients who fit the profile for each of its projects. This includes Science 37’s database of opted-in individuals interested in clinical research. Digital media supports the targeting of the right messages for the right audience at the right time and Science 37 uses artificial intelligence and machine learning to target its outreach to attract individuals who are the most likely to participate in the study. Additionally, Science 37 partners with its global network of healthcare providers to identify and recruit participants based on medical criteria. Through Science 37’s network it identifies specific providers who are best suited to bring on potentially eligible participants, and works hand in hand through the recruitment process. Finally, Science 37 has a series of partnerships that help ensure that it targets patients through trusted channels. This includes partnerships with large national pharmacies, labs and health plans who have well-established processes to refer highly qualified participants to clinical research studies, as well as large digital health portals with access to broad audiences. Identifying patients is only the beginning of the journey. Science 37’s team of patient engagement coordinators strives for 100% follow-up across all channels to maximize the capture rate of its recruitment efforts.
•Specialized Networks: Science 37’s networks of patient communities, telemedicine investigators, mobile nurses, and remote coordinators are designed for the purpose of orchestrating patient-centric clinical trials. Science 37 believes that these networks are unique in the patient-centric clinical trial delivery space, and Science 37 has developed Standard Operating Procedures (“SOPs”) and comprehensive training on its proprietary methods of trial conduct. The power of Science 37’s networks is unlocked by its technology platform, which is designed to enable a unified clinical trial experience. Science 37’s networks continue to grow globally and across therapeutic areas to enable increasingly complex patient-centric clinical trial designs.

•Extensive Configuration: Science 37’s unified technology platform is highly configurable to support virtually any phase of clinical study and any therapeutic area. Science 37’s deep experience in executing patient-centric clinical trials enables it to quickly configure its technology to meet the specific needs of each customer.
Our Growth Strategy
Science 37’s growth strategy is focused on leveraging our strengths to capture opportunities in the rapidly evolving clinical trial industry. By continuing to innovate our unified technology platform, we aim to enhance our competitive advantage and deliver value to our clients through shorter clinical research timelines. Our goal is to expand our customer base and therapeutic portfolio while establishing a strong presence in key international markets. Also, we also plan to expand our strategic partnerships with Clinical Research Organizations (“CROs”) and tap into their therapeutic expertise, customer base, and distribution channels to reach new customers.
Furthermore, we plan to enter the real-world evidence (“RWE”) vertical, leveraging our expertise in novel approaches to data collection and analysis to provide actionable insights and support decision making for our customers. Our offerings are versatile and can be applied to a range of customer sizes and therapeutic areas, making them accessible to a wide range of organizations globally. Science 37’s focused growth strategy is centered around the aforementioned ideas, with patient accessibility to research serving as the foundation:
1.Expanding our Innovative Unified Technology Solution to Revolutionize Clinical Trial Execution: We are committed to pushing the boundaries in the speed and efficiency of clinical trial execution. To achieve this, we have developed a cutting-edge, unified technology solution to power the decentralization of clinical research. The unified technology platform has already demonstrated its ability to streamline clinical workflows and simplify the capture of clinical data, while also reducing the time and costs associated with traditional processes. Given the significant impact that unified technology has had on the industry, we will continue investing in our unified technology platform. Our focus on innovation will enable us to further optimize our platform and deliver even greater value to our clients. Through continued investment, we expect to achieve a number of key benefits, including:
a.Accelerated recruitment: Our unified technology solution leverages data to support more efficient and effective patient recruitment. This will help us to reduce the time and costs associated with clinical trial execution, while also increasing the reach and impact of our trials.
b.Streamlined clinical workflows: By removing redundant processes and simplifying clinical workflows, our unified technology solution will help to reduce the time and effort required to complete clinical trials. This will result in faster and more accurate data capture, as well as a more seamless experience for trial participants.
c.Increased enterprise value: Our investment in our unified technology platform will help to drive the growth and efficiency of delivery. As we continue to deliver our unique value proposition to clients, we expect to attract new business and retain existing clients, driving increased revenue and profitability over time.
Our focus on innovation and our commitment to expanding our unified technology solution is a key part of our strategy to drive growth. We believe that this investment will position us well for future growth.
2.Deepen Existing Client Relationships: The COVID-19 pandemic has significantly impacted the clinical research industry as traditional sites and site management organizations (“SMOs”) are struggling to recruit and enroll patients to the same extent as pre-pandemic levels. This has led trial sponsors to seek innovative solutions to bring their innovative therapies to a wider patient population. We intend to capitalize on this opportunity by expanding relationships with our existing clients. We will do this by increasing the scope of patient enrollment in our existing study portfolio and working collaboratively with sponsors to identify areas where we can support their recruitment and enrollment efforts. Our approach to patient-centric clinical trials sets us apart from our competitors and enables us to deliver best-in-class execution. We believe that by consistently delivering on our promise, we can meaningfully increase the scope of enrollment in existing studies and generate repeat business for new studies with existing clients.
3.Expand Our Client Base: The clinical research industry is facing a significant challenge as a large number of clinical trials are unable to meet their recruitment timelines. To address this issue, sponsors are exploring alternative methodologies to expand patient access to clinical trials. We aim to capitalize on this demand by targeting new customers who have portfolios that can benefit from our innovative offerings. Our offerings have been specifically designed to address the recruitment challenges faced by trial sponsors, specifically, our delivery track record demonstrates that we have consistently outperformed recruitment benchmarks in comparison to traditional clinical trials. Our offerings are versatile and can be applied to a range of customer sizes and therapeutic areas, making them accessible to a wide range of organizations. While our offerings are suitable for early stage biopharmaceutical companies and large pharmaceuticals, we will continue to concentrate on larger pharmaceutical companies who have the purchasing power to drive repeat bookings. This focus will help us to maximize our revenue potential, drive long-term growth and provide significant repeatable value to our customers.
4.Expand Strategic Partnerships with Contract Research Organizations (CROs): CROs play a crucial role in the clinical research industry as they are heavily relied on by industry sponsors as key outsourcing partners. CROs witness a substantial volume of deal flow each year, making them a valuable resource in the clinical research space. We offer a unique solution to CROs, which enables them to broaden patient access and either meet or surpass enrollment timelines for trial sponsors. We believe that CRO strategic partnerships are a crucial aspect of our growth strategy as they provide us with access to their therapeutic expertise, customer base, and distribution channels. CRO strategic partnerships will enable us to reach new customers and benefit to our company and serve as a foundation for continued growth.
5.Continue International Expansion: As regulations permit, we believe there is an opportunity to further penetrate the global clinical trial ecosystem with our unique patient-centric offering. Our goal is to expand our reach into key international markets and increase our customer base. Our offering is versatile and can be adapted to meet the needs of a diverse range of organizations and therapeutic areas. We have carefully evaluated the international market and are confident in our ability to establish a strong presence and build long-lasting global relationships with customers. This expansion will not only provide us with new growth opportunities, but it will also increase our brand recognition and help us to reach new customers. We are committed to delivering value to our customers and believe that international expansion will play a crucial role in achieving this goal.
6.Further Expansion into Adjacent Verticals: RWE is becoming increasingly important in the clinical research landscape, providing valuable insights into the real-world effectiveness and safety of treatments. As a clinical trial company, we have a wealth of experience and expertise in the collection and analysis of clinical data. Our expansion into RWE will allow us to complement our clinical trial offerings and provide a more comprehensive solution for our customers. We will leverage our existing capabilities and build upon our existing relationships to bring real-world data to life and deliver actionable insights to our customers. The RWE market is growing rapidly and presents a significant opportunity for our company. Our expansion into this vertical will allow us to tap into new customer segments and therapeutic areas, increase our revenue streams and drive growth. Our goal is to become a leading provider of RWE decentralized technology and services, delivering high-quality data to our customers that enables informed decision-making. We believe that our expansion into the RWE vertical will position us well for future growth and success. Our experienced team, combined with our innovative approach to data collection and analysis, will allow us to deliver exceptional results for our customers.
Our Offerings
Science 37 derives its revenue primarily from two sources: (i) contractual arrangements to enable and enhance clinical trials through technology and/or services (Full DCT and Metasite), and (ii) licensing of its proprietary Technology Platform to a variety of life science institutions. Science 37 focuses on four offerings, all with Science 37’s unified technology platform serving as the foundation:
1.Full Decentralized Clinical Trial. In this offering, Science 37 is the sole provider delivering for a sponsor. Science 37 is performing the entire clinical trial on its technology platform, including orchestrating all the visits and activities.
2.Metasite. In this case, Science 37 acts as a virtual site to supplement a network of traditional sites. Science 37 leverages its technology platform and orchestrates the clinical trial but is responsible for only a portion of the total patients associated with a clinical trial.
3.Hybrid Clinical Trials. In this offering, Science 37 leverages its virtual site technology and services to digitize a portion of the visits conducted on a trial, enabling sponsors and CROs to conduct hybrid trials with portions of the trial visits being conducted virtually.
4.Technology. Science 37 is not conducting the trial, nor is it a Metasite, but configures the technology to support patient engagement, remote eConsent, eSource (eCOA, eCRF), telemedicine and/or third party integrations as part of a broader trial solution. Science 37 has a Software-as-a-Service (“SaaS”) option should the sponsor or CRO wish to deploy the technology themselves.

Customers
The configurability of the Science 37 offerings allows Science 37 to meet the needs of each customer in a customized manner. Science 37’s platform accounts for the trial design, number of participants, therapeutic area, study complexity and use of home visits and electronic assessments for remote data capture. Science 37 is recognized as the leader in patient-centric clinical trial solutions among its customers, providing a leading offering, rooted in strong experience, and an architect of the future clinical trial design.
Science 37’s customers consist of large and mid-sized pharmaceutical companies, biotech customers, CROs as well as academic institutions. For the year ended December 31, 2022, one customer individually represented greater than 10% of revenue. For the year ended December 31, 2021, three customers each individually represented greater than 10% of revenue.
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
Along the clinical trial orchestration dimension, the primary market participants are CROs, Sites, and site network commonly referred to as Site Management Organizations or SMOs.
CROs are typically engaged by trial sponsors to manage and facilitate the full trial. CROs then contract with Sites and SMOs to enroll and manage patients along the trials schedule of assessments. To ensure quality and compliance CROs send monitors site monitors called Clinical Research Associates to the Sites or SMOs physical locations to ensure quality and compliance in accordance with good clinical practices (“GCP”). While some CROs refer to Science 37 as a competitor, Science 37 views CROs as partners and a sales channel.
Sites and SMOs predominantly execute traditional clinical trials where a patient is required to come to the physical location for all the visits outlined on the schedule of assessments. The current method of executing at a traditional site or SMOs requires a set of SOPs that are custom fit for each sites operations and are largely heterogeneous from other sites. Due to the heterogeneous nature of these SOPs sponsors require CROs to monitor traditional Site and SMOs operations for quality and compliance. Alternatively, Science 37’s approach to patient-centric clinical trials requires a significantly different set SOPs than those that are utilized at a traditional site or SMOs. The set of proprietary SOPs outline processes for conducting patient-centric clinical trials utilizing Science 37’s proprietary technology platform to execute clinical trials in compliance with GCP. Science 37’s SOPs enables CROs to leverage Science 37’s offerings to help manage the shift in the industry to more patient-centric, remote, and decentralized trials.
Alternatively, eClinical companies are focused on making the traditional site model more efficient. Many of these companies have unique capabilities that can plug into Science 37’s technology stack and, as such, have become partners, including physIQ Inc, Signant Health, ERT and Ai Cure.
There are emerging players that have less developed orchestration and technology capabilities that are trying to emulate the Science 37 model; however, they are several years behind Science 37 and do not possess the same scale.
Social Responsibility
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

Science 37 is committed to a culture that embraces the diversity and privacy of our patients and the communities we serve, as well as our employees and directors, and committed to act as a good corporate citizen in the governance of our company. Science 37 empowers diversity in clinical trials. We make clinical research more accessible to underserved populations to enable representation of real-world populations. Diverse audiences want to participate in clinical trials but so often, are not asked, overlooked, or unable to access because of geographic barriers. Science 37’s proprietary end-to-end unified technology platform enables universal access to patients and providers, leading to a more diverse patient population. Leveraging such technology platform, Science 37’s Diversity in Clinical Trials business unit’s mission is to collaborate with patients, employees, sponsors, and community organizations who share our vision of eliminating health disparities in underrepresented communities through our patient-centered hybrid and decentralized clinical trial approach.
Science 37 is further committed to a culture that embraces the diversity and privacy of our patients and the communities we serve, as well as our employees and directors, and is committed to act as a good corporate citizen in the governance of our company.
Culture and Employees
As of December 31, 2022, Science 37 had approximately 460 full-time employees. Science 37 also maintains flexibility in staffing through use of contractors and consultants. Science 37’s employees are integral to the success of the Company. With their support, Science 37 has built a work environment based on mutual trust, high collaboration and inclusion, which provides opportunities for continued growth and exceptional performance. Science 37 believes that its commitment to building a great company centered around its people has accelerated its path in disrupting the status quo.
Science 37 recruits new employees that wish to pursue its mission to democratize clinical research, enabling it as a care option for everyone, everywhere. Equally, Science 37 looks for employees who are passionate in the pursuit of its vision to democratize clinical research by enabling universal access for patients.
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
Kickoff to Conduct: After a formal kickoff meeting, as Science 37 prepares for project initiation, its cross-functional team works in lockstep to ensure they plan across every dimension. Science 37 develops project-specific execution plans to ensure alignment and proper escalation paths, and tracks progress against predefined operational and quality metrics. Science 37 leverages tools that reflect its experience in delivery, such as its detailed RACIs responsibility assignment matrices and step-by-step operational flows, which enable it to startup trials efficiently, in compliance and in accordance with its customer kickoff discussions. As part of conduct readiness, Science 37 Study Teams undergo training on all its SOPs, International Conference on Council for Harmonization (“ICH”) GCP guidelines, U.S. Food and Drug Administration (“FDA”) regulations, data privacy, diversity and any other applicable topics related to both broader trial conduct and study-specific conduct. Additional periodic training is conducted to ensure comprehension. Science 37 investigators are board-certified in their chosen therapeutic specialties and have appropriate medical licensure and certifications. All Science 37 investigators go through rigorous investigator onboarding and training on company SOPs, GCP/ICH guidelines, FDA and other applicable regulations. Similar certification is required of Science 37’s nursing network, and similar training is required across all other trial team roles.
Conduct to Closeout: In the third and final stage, Science 37 follows its detailed SOPs to ensure it stays compliant and can pivot as the trial progresses. Patient safety remains Science 37’s top priority. Science 37’s policies govern how it operates in all patient-centric touchpoints, particularly in the development of its technology platform and conduct of research; regular training for its employees ensures compliance with these processes. Science 37 is governed by a holistic Quality Management System (“QMS”) that meets the requirements of 21 CFR 820 Subpart B - Quality System Requirements. As independent oversight, the Science 37 Quality and Compliance function develops and executes an Internal Clinical Quality Audit Plan for each study. At the cornerstone of the QMS is the Quality Management Review, during which executive management reviews and discusses the overall health of the QMS. The QMS is designed to ensure, and seeks to demonstrate, that any issues encountered are addressed with an appropriate solution.
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
In the United States, the FDA regulates the conduct of clinical trials of drug products in human subjects, and the form and content of regulatory applications. The FDA also regulates the development, approval, manufacture, safety, labeling, storage, record keeping, import, export, distribution, advertising, sale, and marketing of drug products. The FDA has similar authority and similar requirements with respect to the clinical testing of biological products and medical devices. Within the European Union (“EU”), clinical trial requirements are enforced by the EU Clinical Trial Regulation 536/2014 harmonizing the processes for assessment and supervision of clinical trials throughout the EU. The evaluation, authorization and supervision of clinical trials are the responsibility of the EU Member States and the European Economic Area (“EEA”). In the United Kingdom (“UK”), clinical trial requirements are enforced by the Medicines and Healthcare products Regulatory Agency (the “MHRA”) under the Medicines for Human Use (Clinical Trials) Regulations 2004. Similar requirements also apply in other jurisdictions where Science 37 operates or where its customers intend to apply for marketing authorization.
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
Science 37’s services are subject to various regulatory requirements designed to ensure the quality and integrity of the clinical trial process. In the United States, Science 37 must perform its clinical development services in compliance with applicable laws, rules and regulations, including GCP and Good Pharmacovigilance Practice. The industry standard for the conduct of clinical trials is embodied in the FDA’s regulations for an Institutional Review Board (“IRB”), investigators and sponsor/monitors, regulations collectively termed GCP by industry, and the GCP guidelines issued by the ICH of Technical Requirements for Pharmaceuticals for Human Use, which have been agreed upon by industry and regulatory representatives from the United States, the European Union, and Japan. GCP requirements address, among other things, IRBs, qualified investigators, informed consent, recordkeeping and reporting. Regulatory authorities enforce GCP requirements through periodic inspections. Violations of GCP requirements could result in enforcement actions including the issuance of warning letters, civil penalties, product recalls, criminal prosecutions or debarment, suspension or exclusion from involvement in future clinical trials or the submission of pre-market approval applications. Science 37 monitors its clinical trials to test for compliance with applicable laws and regulations in the United States and the foreign jurisdictions in which it operates. Science 37 has adopted SOPs that are designed to satisfy regulatory requirements and serve as a mechanism for controlling and enhancing the quality of its clinical trials. We have adopted SOPs that are designed to satisfy regulatory requirements and serve as a mechanism for controlling and enhancing the quality of our clinical trials. In the United States, our procedures were developed to ensure compliance with GCP and associated requirements. Science 37 must also maintain reports in compliance with applicable regulatory requirements for each study for auditing or inspection by the customer and regulatory authorities.
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
Clinical studies must be approved by, and conducted under the oversight of an IRB, for each clinical site. The IRB is responsible for the initial and continuing review, approval, and monitoring, and may impose additional requirements for the conduct of the study. In some cases, an IND or IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the study subjects are being exposed to an unacceptable health risk.
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
Regulation of Personal Information
Science 37 holds confidential personal health and other information relating to persons who have been, are and may in the future be involved in clinical trials or otherwise. The collection, possession, retention, use, transmission and disclosure of such information is highly regulated, both in the United States and the other jurisdictions where Science 37 operates, and Science 37 is subject to Section 5(a) of the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991 and all regulations promulgated thereunder, and the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003, among others. Additionally, Science 37 may be subject to State-level privacy, security and breach notification and healthcare information laws, including, but not limited to, the California Consumer Privacy Act of 2018, the California Privacy Rights Act of 2020 and the California Online Privacy Protection Act. Depending on the services provided, Science 37’s operations outside the United States may be subject to privacy regulations and laws such as the EU General Data Protection Regulation (“GDPR”) in the European Union, the UK’s data protection regime consisting primarily of the UK General Data Protection Regulation (the “UK GDPR”) and the UK Data Protection Act 2018 or the Personal Information Protection and Electronic Documents Act (“PIPEDA”) in Canada. Such laws and regulations may place restrictions or conditions on the export of personal data outside their applicable geographies, and/or impose additional requirements on service providers. In particular, the GDPR and UK GDPR include obligations and restrictions concerning the consent and rights of the individuals to whom the personal data relates, the transfer of personal data out of the EEA or UK (respectively), security breach notifications and the security and confidentiality of personal data. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater. Additionally, the UK GDPR authorizes fines for certain violations of up to 4% of global annual revenue or GBP 17.5 million, whichever is greater. European and UK data protection authorities may interpret the GDPR and national laws (including the UK GDPR) differently and impose additional requirements, which contributes to the complexity of processing personal data in or from the EEA and/or UK. Guidance on implementation and compliance practices is often updated or otherwise revised.
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
Available Information
Our principal executive offices are located at 800 Park Offices Drive, Suite 3606 Research Triangle Park, North Carolina 27709 and our phone number is (984) 377-3737. Our website is www.science37.com. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Our SEC filings are available to the public over the internet at the SEC’s website at www.sec.gov. Our SEC filings are also available free of charge on the Investor Relations portion of our website at investors.science37.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained on or through that site is not, and will not be deemed to be, a part of this Annual Report on Form 10-K and is not incorporated into any of our filings with the SEC, except where we expressly incorporate such information. All website addresses in this report are intended to be inactive textual references only.
Item 1A. Risk Factors
You should consider carefully the following risk factors, as well as the other information set forth in this report, including our consolidated financial statements and the notes thereto. The following discussion of risk factors includes forward-looking statements and our actual results may differ substantially from those discussed in such forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” The disclosures of a risk should not be interpreted to imply that such risk has not already materialized. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business, financial condition, results of operations and cash flows.
Risks Related to Science 37’s Limited Operating History and Early Stage of Growth
Science 37 has a limited operating history on which to assess the prospects for Science 37’s business, Science 37 has generated limited revenue from sales of Science 37’s products and related services and Science 37 has incurred losses since inception. Science 37 anticipates that it will continue to incur significant losses as it continues to commercialize its existing products and services and seeks to develop and commercialize new products and services.
Since inception, Science 37 has devoted substantially all of its financial resources to develop its products and related services. Science 37 has financed its operations primarily through the issuance of equity securities. Science 37 has generated limited revenue from the sale of its products and services to date and has incurred significant losses. Science 37 has incurred net losses for each of the years ended December 31, 2022 and 2021, respectively. Science 37’s accumulated deficit as of December 31, 2022 was $253.1 million. These losses and accumulated deficit reflect the substantial investments Science 37 made to acquire new clients and partners and to develop its proprietary unified technology platform. Science 37’s ability to generate revenue and achieve profitability and sustain or increase profitability depends upon its ability to accelerate and expand the commercialization of its products and service offerings in line with the demand from new partnerships and its business strategy. Science 37 may be unable to achieve any or all of these goals.

The amount of Science 37’s future net losses will depend, in part, on sales and on-going development of its products and related services, the rate of its future expenditures and its ability to obtain funding through the issuance of the Company’s securities, strategic collaborations or grants. Science 37 expects to continue to incur significant losses as it continues to commercialize its existing products and services and seeks to develop and commercialize new products and services. Science 37 anticipates that its expenses will increase substantially if and as Science 37 continues to develop its products and services; continues to build its sales, marketing and distribution infrastructure to commercialize its products and services; seeks to identify, assess, acquire, license and/or develop other products and services and subsequent generations of its current products and services; seeks to maintain, protect and expand its intellectual property portfolio; seeks to attract and retain skilled personnel; and supports its operations as a public company.
If Science 37 fails to manage its growth effectively, its business, operating results and financial condition would be adversely affected.
Science 37 expects its revenues, customer count, employee count, product and service offerings, geographies of operation, and computing infrastructure needs to all continue to increase in the future. As Science 37 continues to grow, both organically and through acquisitions, Science 37 must effectively integrate, develop, and motivate an increasing number of employees, while executing its growth plan and maintaining the beneficial aspects of its culture. Any failure to preserve Science 37’s culture could negatively affect its future success, including its ability to attract and retain highly qualified employees and to achieve its business objectives.
Science 37’s anticipated future growth may place a significant strain on its management capabilities, administrative and operational infrastructure, facilities, information technology (sometimes referred to as “IT”) and other resources. Science 37 anticipates that additional investments in its computing infrastructure and facilities will be required to scale its operations. To effectively manage growth, Science 37 must continue to improve its key business applications, processes and computing infrastructure, enhance information and communication systems, and ensure that its policies and procedures evolve to reflect its current operations and are appropriately communicated to and observed by employees. These enhancements and improvements will require additional investments and allocation of valuable time, effort and expense. Failure to effectively manage growth could result in difficulty or delays in deploying Science 37’s solutions, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact its business performance and results of operations.
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
Factors that may affect Science 37’s results of operations include, but are not limited to, fluctuations in its quarterly volume of bookings, fluctuations in its backlog conversion rate, cancellation, scope reductions and non-renewals of contracts by its customers, and variability in the types of clinical trials for which Science 37 is awarded contracts. For example, certain clinical trials require significant upfront expenditures by Science 37 for patient recruitment. These expenditures may not always be recouped from Science 37’s customers, which could adversely affect Science 37’s revenue and gross margins. The revenue Science 37 derives from the contracts for such clinical trials could therefore be heavily concentrated in one quarterly period. Booking one or more trials with revenue heavily concentrated in one quarter could cause a temporary spike in Science 37’s quarterly results, which would not be repeated if Science 37 booked fewer or no such trials in subsequent quarters. The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect Science 37’s quarterly and annual results of operations.
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
Science 37 cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to it, if at all. Moreover, the terms of any future financing may adversely affect the holdings or the rights of Science 37’s stockholders and the issuance of additional securities, whether equity or debt, by Science 37, or the possibility of such issuance may cause the market price of its common stock to decline. Incurring indebtedness could result in increased fixed payment obligations. The terms of a capital raising transaction could require Science 37 to agree to stringent financial and operating covenants that could limit its flexibility in operating its business. Science 37 could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable, and Science 37 may be required to relinquish rights to some of its technologies or products or otherwise agree to terms that are unfavorable to Science 37, any of which may have a material adverse effect on its business, operating results and prospects. In addition, raising additional capital through the issuance of equity or convertible debt securities would cause dilution to holders of Science 37’s equity securities.
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
Science 37 from time to time experiences termination, cancellation and non-renewals of contracts by its customers in the ordinary course of business, and the number of cancellations can vary significantly from year to year and could increase in the future. Most of Science 37’s customers for project-based clinical trial services can terminate their contracts without cause upon 30 to 90 days’ notice. For example, Science 37’s cancellation percentage for project-based Phase I through IV trials for the years ended December 31, 2022 and 2021 was 36.9% and 9.2%, respectively. Science 37’s project-based customers may delay, terminate, or reduce the scope of their contracts for a variety of reasons beyond Science 37’s control, including but not limited to:
•decisions to forgo or terminate a particular clinical trial, such as the cancellation of a clinical trial related to Covid-19 in light of the resolution of the pandemic;
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
•dissatisfaction with Science 37’s performance, including the quality of services provided and its ability to meet agreed upon schedules;
•shift of business to another life sciences technology provider or to a CRO;
•decisions to shift from a DCT model to a traditional clinical trial model;
•product withdrawal following market launch in conjunction with late-phase research; or
•shut down of Science 37’s customers’ manufacturing facilities.
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
Backlog represents anticipated revenue from contracted new business awards that either have not started or are in process but have not been completed. Backlog varies from period to period depending upon new business awards and contract modifications, cancellations, and the amount of revenue recognized under existing contracts. Science 37’s backlog was $172.9 million and $163.9 million at December 31, 2022 and 2021, respectively. Science 37’s revenue conversion rate is based on a financial and operational analysis performed by its project management teams and represents the level of effort expected to be expended at a specific point in time. Once work begins on a project, revenue is recognized over the duration of the project. Projects may be terminated, reduced in scope or delayed by the customer or delayed by regulatory authorities for reasons beyond Science 37’s control. To the extent projects are delayed, the timing of Science 37’s revenue could be affected. In the event that a customer cancels a contract or reduces the scope of a contract, Science 37 has no contractual right to the full amount of the revenue reflected in its backlog. The duration of the projects included in its backlog and the related revenue recognition range from a few months to many years. Science 37’s backlog may not be indicative of its future results, and Science 37 may not realize all the anticipated future revenue reflected in its backlog. A number of factors may affect the realization of its revenue from backlog, including:
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
Science 37’s success and future growth largely depend on its ability to increase awareness of the potential benefits of the DCT model and of Science 37’s operating system, and on the willingness of current and potential customers to utilize its operating system. To effectively market Science 37’s operating system, Science 37 must educate potential customers, as well as healthcare providers and other participants that interact with potential customers, about the benefits of using its operating system in lieu of conducting a clinical trial through traditional methods. However, Science 37 cannot assure that it will be successful in changing potential customers’ habits or that it will achieve broad market education or awareness. Even if Science 37 is able to raise awareness among potential customers, they may be slow in changing their habits and may be hesitant to use Science 37’s operating system for a variety of reasons, including:
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
The recruitment of patients, investigators and mobile nurses for clinical trials is essential to Science 37’s business. Science 37’s clinical development business could be adversely affected if Science 37 is unable to attract suitable and willing investigators, mobile nurses or patients for clinical trials on a consistent basis. For example, Science 37 has in the past used, and may in the future use, social media as part of its omnichannel approach to marketing and outreach to patients. Changes to these social networking services’ terms of use or terms of service that limit promotional communications, restrictions that would limit Science 37’s ability or Science 37’s customers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or reductions in the use of or engagement with social networking services by current and potential investigators and patients could also harm its business. Even in the absence of such changes or restrictions, it is possible that the marketing methods Science 37 has chosen to employ may prove ineffective due to patient preferences or other factors. If Science 37 is unable to engage and enroll sufficient patients or engage investigators and nurses in clinical trials, Science 37 may need to expend additional funds to obtain access to resources or else be compelled to delay or modify the clinical trial plans, which may result in additional costs to Science 37, or to consider termination of ongoing clinical trials, which would result in its failure to convert the related portion of its backlog. These considerations might result in Science 37 being unable to successfully achieve its projected development timelines, or potentially even lead Science 37 to consider the termination of development of a product.
If Science 37 loses the services of key personnel or is unable to recruit and retain experienced personnel, its business could be adversely affected.
Science 37’s success substantially depends on the collective performance, contributions and expertise of its personnel, including senior management and key personnel, qualified professional, scientific and technical operating staff and qualified sales representatives for its contract sales services. There is significant and increasing competition for qualified personnel, particularly those with higher educational degrees, such as a medical degree, a Ph.D. or an equivalent degree, or relevant experience in the industry. In addition, the departure of Science 37’s key employees, or its inability to continue to identify, attract and retain qualified personnel or replace any departed personnel in a timely fashion, may impact its ability to grow its business and compete effectively in its industry and may negatively affect Science 37’s ability to meet financial and operational goals. In addition, ineffective succession planning could result in unexpected costs, reduced productivity and/or difficulties with respect to internal processes and controls.
We face risks arising from the restructuring of our operations.
We have adopted, and may adopt in the future, restructuring plans to improve our operating efficiency and reduce operating costs. Restructuring presents significant potential risks of events occurring that could adversely affect us, including:
•actual or perceived disruption of service or reduction in service standards to clients;
•the failure to preserve supplier relationships and distribution, sales and other important relationships and to resolve conflicts that may arise;
•loss of sales as we reduce or eliminate staffing on non-core services;
•diversion of management attention from ongoing business activities; and

•the failure to maintain employee morale and retain key employees.
Further, any such restructuring would result in charges that, if material, could harm our results of operations and significantly reduce our cash position. In addition, we may incur certain unforeseen costs once any restructuring activities are implemented, and we can give no assurance that any projected cost reductions resulting from our restructuring activities will be achieved within the expected timeframe, or at all. Because of these and other factors, we cannot predict whether we will realize the purpose and anticipated benefits of these measures and, if we do not, our business and results of operations may be adversely affected.
Additionally, there may be delays in implementing planned restructuring activities or a failure to achieve the anticipated levels of cost savings and efficiency as a result of the restructuring activities, each of which could materially and adversely impact our business and results of operations. Further restructuring or reorganization activities may also be required in the future beyond what is currently planned, which could further enhance the risks associated with these activities.
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
For the year ended December 31, 2022, one customer individually accounted for greater than 10%, or $10.6 million, of annual revenue. The loss of any of Science 37’s major customers could have a material adverse effect on its results of operations and financial condition. Science 37 may not be able to maintain its customer relationships, and its customers may delay payment under, or fail to renew, their agreements with it, and any resulting reduction in the amounts of revenue that Science 37 derives from these customers could adversely affect Science 37’s business, results of operations, or financial condition. A significant change in the liquidity or financial position of Science 37’s customers could also have a material adverse effect on the collectability of its accounts receivable, its liquidity, and its future operating results.
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
Science 37 has incurred impairment charges for its long-lived assets and may incur further impairment charges, which would negatively impact its operating results.
In connection with the preparation of our financial statements for the year ended December 31, 2022, we performed a long-lived asset impairment assessment due to sustained declines in the Company’s stock price during the period, and to a lesser extent the deteriorating market conditions and macroeconomic conditions, such as increasing inflationary pressures and rising interest rates. As a result of the assessment, we recognized $44.1 million of long-lived asset impairment as of December 31, 2022.
We review long-lived assets for impairment if indicators of impairment arise, and should market conditions or macroeconomic conditions stay the same or continue to deteriorate, including further increases in inflationary pressures and interest rates, or a decline in our results of operations, the result of such review may indicate a decline in our long-lived assets requiring additional impairment charges. In the event we are required to record an additional non-cash impairment charge to our long-lived assets, such non-cash charge could have a material adverse effect on our consolidated statements of operations and balance sheets in the reporting period in which we record the charge.

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
Risks Related to the General Economic and Financial Market Conditions and the Industries in which Science 37 Operates
Science 37’s operations might be affected by the occurrence of natural disasters, pandemics, or other catastrophic events.
Science 37 depends on its customers, investigators and patients for the continued operation of its business. Natural disasters or other extreme weather events, the nature, frequency and severity of which may be negatively impacted by climate change, or other catastrophic events, including terrorist attacks, hurricanes, fires, floods, ice and snowstorms, and pandemics may result in interruptions in Science 37’s ability to provide services to its customers. Disruptions in infrastructure, laboratory, clinic or office closures, mandatory stay at home orders or other social distancing measures and disruptions caused by such events could adversely affect Science 37 or its customers, investigators, patients or infrastructure, and could have a significant negative impact on its operations or financial performance. In addition, Science 37’s business interruption insurance policies might not respond or be adequate to compensate Science 37 for all losses that may occur, and recurring extreme weather events or other adverse events could reduce the availability or increase the cost of insurance.
Science 37’s business could also be adversely affected by positive developments regarding, or the resolution of, the COVID-19 pandemic or another future pandemic. In light of the COVID-19 pandemic and logistical technology developments, the FDA, EMA and other foreign regulatory authorities have issued guidance documents recommending sponsors implement DCT techniques in order to maintain study continuity during the COVID-19 pandemic, and supporting DCT techniques as potential, long-term solutions for study design and evidence generation. If the FDA and/or EMA or other foreign regulatory authorities withdraw such guidance documents supporting the use of DCT techniques or otherwise restrict the use of DCT techniques in clinical trials, the level of decentralized trial activity could decrease. If the level of
DCT activity decreases, Science 37’s business and results of operations would be adversely affected.
Unfavorable general economic conditions could negatively affect Science 37’s business, results of operations and financial condition.
Unfavorable global economic conditions and other adverse macroeconomic factors, such as ongoing inflation and labor and supply chain disruptions, increasing interest rates, the impact of the Russia-Ukraine conflict and a potential economic downturn or recession, on global and domestic markets could negatively affect Science 37’s business, results of operations and financial condition. While it is difficult for Science 37 to predict the impact of general economic conditions on its business, unfavorable economic conditions could increase Science 37’s operating costs or reduce customer demand for some of its services, which could cause its revenue to decline. For example, Science 37’s customers, particularly those that are especially reliant on the credit and capital markets, might not be able to raise money to conduct existing clinical trials, or to fund new drug development and related future clinical trials. In addition, economic or market disruptions could negatively impact Science 37’s vendors, contractors, or principal investigators, which might have a negative effect on its business. For these reasons, among others, if economic conditions stagnate or decline, its operating results and financial condition could be adversely affected.
Our business could be adversely impacted by inflation.
Inflation has risen worldwide and the United States has recently experienced historically high levels of inflation. If the inflation rate continues to increase, it may continue to increase the costs of labor and our employee compensation expenses, which may increase our operating costs and have an adverse impact on our business.
Our long-term contracts generally include inflation or cost of living adjustments for the portion of the services to be performed beyond one year from the contract date. In the event actual inflation rates are greater than our contractual inflation rates or cost of living adjustments, inflation could have an adverse impact on our business, financial position, results of operations and cash flows.
Science 37 faces significant competition, which could cause Science 37 to lose business or achieve lower margins.
The market for Science 37’s clinical trial solutions is intensely competitive and characterized by rapidly changing technologies, evolving industry standards, and frequent new product and service introductions and enhancements that may render existing products and services obsolete. Accordingly, Science 37’s market share and margins are subject to sudden declines. Some of Science 37’s competitors have longer operating histories, greater financial, technical, marketing and other resources, and greater name recognition than Science 37 has. These competitors may respond more quickly than Science 37 can to new and emerging technologies and changing customer and regulatory requirements, or devote greater resources to the development, promotion, and sale of their solutions. New competitors may enter Science 37’s market in the future, as barriers to entry are relatively low in its industry. Increased competition may result in pricing pressures, which could negatively impact Science 37’s sales, gross margins, or market share. In addition, current and potential competitors have established, and may in the future establish, relationships with vendors of complementary products, technologies, or services to increase the penetration of their products in the marketplace. Even if Science 37’s products and services are more effective than the products or service offerings of its competitors, they may be more expensive than competing products and services, and current or potential customers might accept competitive products and services in lieu of purchasing Science 37’s cloud-based solutions and services. Science 37’s failure to compete effectively could materially adversely affect its business, financial condition or results of operations.
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
Science 37’s estimate of the market size for its products and services that Science 37 has provided publicly, sometimes referred to as its SAM, is subject to significant uncertainty and is based on assumptions and estimates, including Science 37’s internal analysis and industry experience, which may not prove to be accurate. These estimates are, in part, based upon the size of the general application areas Science 37 targets. Science 37’s ability to serve a significant portion of this estimated market is subject to many factors, including its success in implementing its business strategy, which is subject to many risks and uncertainties. For example, in order to address the entire SAM Science 37 has identified, Science 37 must continue to enhance and add functionality to its existing products and services and introduce new products and services. Accordingly, even if Science 37’s estimate of the market size is accurate, there can be no assurance that its business will serve a significant portion of this estimated market for its solutions.
Climate change may have a negative impact on our business.
While we have determined that, at this time, climate change does not present a material risk to our business given the nature of our activities, we continue to evaluate and mitigate our business risks associated with climate change, and we recognize that there are inherent climate-related risks wherever business is conducted. Any of our office or IT systems locations may be vulnerable to the adverse effects of climate change, such as sea level rise, drought and water scarcity, flooding, wildfires and increased storm sensitivity. Furthermore, climate change may impact patients in our clinical trials and our employees, particularly where they work remotely. Changing market dynamics, global policy developments, and the increasing frequency and impact of extreme weather events on critical infrastructure have the potential to disrupt our business, the business of our third-party suppliers, and the business of our customers, and may cause us to experience losses and additional costs to maintain or resume operations.
In addition, the long-term impacts of climate change, including transition risks such as regulatory and technology changes, are expected to be widespread and unpredictable. For example, while a number of governmental bodies have introduced or are contemplating legislative or regulatory changes in response to climate change, including regulating greenhouse gas emissions, there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Any changes could, among other things, affect the availability and cost of our products and services and could disrupt and adversely affect our operations and financial performance.
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
•security breaches of, ransomware extortion-based attacks or other cyberattacks on, and other failures or malfunctions in Science 37’s critical application systems or their associated hardware; and
•excessive costs, excessive delays, or other deficiencies in systems development and deployment.
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
Science 37 increasingly relies on information technology systems to perform necessary business functions. There are threats that could impact Science 37’s ability to protect its data and systems, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance, and human or technological error. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers or others to disclose information or unwittingly provide access to systems or data. Science 37 collects, uses, stores or transmits a large amount of confidential, proprietary and other information (including personal information of customers, medical professionals, patients and employees) in connection with the operation of its business as well as sensitive proprietary data related to clinical trials. Unauthorized disclosure of such sensitive or confidential data, whether through system failure or employee negligence, fraud, or misappropriation, could damage Science 37’s reputation and cause it to lose customers. Moreover, the risk of unauthorized circumvention of Science 37’s security measures or those of the third parties on whom it relies has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including, without limitation, “phishing” or social engineering incidents, ransomware, extortion-based attacks, account takeover attacks, denial or degradation of service attacks, and malware. Unauthorized access to or through Science 37’s information systems or those Science 37 develops for its customers, whether by its employees or third parties, including a cyberattack by computer programmers and hackers who may develop and deploy viruses, worms, or other malicious software programs, could cause several negative consequences, including the following, among others: negative publicity, loss of customer confidence, loss of data or funds, significant remediation costs, time-consuming and costly regulatory investigations, legal liability, and damage to Science 37’s reputation. Any of these could contribute to a loss of customers or substantial costs for Science 37, which could have a material adverse effect on Science 37’s results of operations. Additionally, the costs of mitigating cybersecurity risks are significant and are likely to increase in the future. These costs include, but are not limited to, retaining the services of cybersecurity providers; compliance costs arising out of existing and future cybersecurity, data protection and privacy and security laws and regulations; and costs related to maintaining redundant networks, data backups and other damage-mitigation measures. In addition, Science 37’s cyber liability insurance might not be sufficient in type or amount to adequately cover Science 37 against claims related to security breaches, cyberattacks and other related breaches, in addition to the risk that the insurer will deny coverage of any future claim.
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
In addition, some of Science 37’s vendors have significant responsibility for the security of certain of its data centers and computer-based platforms or SaaS applications upon which Science 37’s businesses rely to host or process data or to perform various functions. Also, Science 37’s data suppliers have responsibility for security of their own computer and communications environments. These third parties face risks relating to cybersecurity similar to Science 37’s, which could disrupt their businesses and therefore materially impact Science 37’s. Accordingly, Science 37 is subject to any flaw in or breaches to its computer and communications systems or those that its vendors operate for Science 37, which could result in a material adverse effect on its business, operations and financial results.
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
Third parties may assert claims that Science 37’s technologies infringe upon their intellectual property or other proprietary rights. Science 37 cannot assure you that its cloud-based solutions and the technologies used in its product offerings do not infringe upon patents held by others or that they will not so infringe in the future. Any future claim of infringement could cause Science 37 to incur substantial costs defending against the claim, even if the claim is without merit, and could distract its management from its business. Moreover, any settlement or adverse judgment resulting from the claim could require Science 37 to pay substantial amounts or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit Science 37’s use of the technology. Any required licenses may not be available to Science 37 on acceptable terms, if at all. If Science 37 does not obtain any required licenses, it could encounter delays in product introductions if it attempts to design around the technology at issue or attempts to find another provider of suitable alternative technology to permit Science 37 to continue offering the applicable solution. In addition, Science 37 generally provides in its customer agreements that Science 37 will indemnify its customers against third-party infringement claims relating to its technology provided to the customer, which could obligate Science 37 to fund significant amounts. Infringement claims asserted against Science 37 or against its customers or other third parties that Science 37 is required or has otherwise agreed to indemnify may have a material adverse effect on its business, results of operations or financial condition.
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
Additionally, Science 37 may not be in a position to exercise sole decision making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and its future collaborators may have economic or business interests or goals that are, or that may become, inconsistent with Science 37’s business interests or goals. It is possible that conflicts may arise with Science 37’s collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with any future collaborators, they may act in their self-interest, which may be adverse to Science 37’s best interest, and they may breach their obligations to Science 37. In addition, Science 37 may have limited control over the amount and timing of resources that any future collaborators devote to Science 37’s or their future products. Disputes between Science 37 and its collaborators may result in litigation or arbitration which would increase Science 37’s expenses and divert the attention of its management. Further, these transactions and arrangements will be contractual in nature and will generally be terminable under the terms of the applicable agreements and, in such event, Science 37 may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.

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
In addition, Science 37’s business would be harmed if the providers discontinue or limit Science 37’s access to their platforms or marketplaces; the platforms or marketplaces decline in popularity; the platforms modify their algorithms, communication channels available to developers, respective terms of service or other policies, including fees; or the providers adopt changes or updates to their technology that impede integration with other software systems or otherwise require Science 37 to modify its technology or update its mobile application in order to ensure that users can continue to access and use its services.
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
Science 37’s services are derived from, or include, the use of data Science 37 collects from third parties. Science 37 has several data suppliers that provide Science 37 a broad and diverse scope of information that Science 37 collects and uses in its business. Science 37 generally enters into long-term contractual arrangements with many of its data suppliers. At the time Science 37 enters into a new data supply contract or renew an existing contract, suppliers may increase its cost to obtain and use the data provided by such supplier, increase restrictions on its ability to use such data, or altogether refuse to license the data to Science 37. Also, Science 37’s data suppliers may fail to meet or adhere to Science 37’s quality control standards or fail to deliver the data to Science 37. If suppliers that collectively provide a significant amount of the data Science 37 receives or uses were to increase its costs to obtain or use such data, further restrict its access to or use of such data, fail to meet or adhere to its quality control standards, refuse to provide data, or fails to deliver data to Science 37, Science 37’s ability to provide data-dependent services to Science 37’s customers may be adversely impacted, which could have a material adverse effect on its business, results of operations, financial condition or cash flow.
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
Risks Related to Political, Legal and Regulatory Environment
Due to the global nature of Science 37’s business, Science 37 is subject to various anti-corruption laws, including the United States Foreign Corrupt Practices Act (the “FCPA”), the United Kingdom Bribery Act (the “UK Bribery Act”) and various international anti-corruption laws, and any allegation or determination that Science 37 violated these laws could have a material adverse effect on its business.
Science 37 is required to comply with the FCPA, the UK Bribery Act and other international anti-corruption laws, which prohibit companies from engaging in bribery including corruptly offering, promising, or providing money or anything else of value to non-United States officials and certain other recipients. In addition, the FCPA imposes certain books, records, and accounting control obligations on public companies and other issuers. Science 37 operates in parts of the world in which corruption can be common and compliance with anti-bribery laws may conflict with local customs and practices. Science 37’s global operations face the risk of unauthorized payments or offers being made by employees, consultants, sales agents, and other business partners outside of Science 37’s control or without its authorization. Science 37 has implemented policies and procedures to prohibit these practices by its employees and business partners with respect to its operations. However, irrespective of these safeguards, or as a result of monitoring compliance with such safeguards, it is possible that Science 37 or certain other parties may discover or receive information at some point that certain employees, consultants, sales agents, or other business partners may have engaged in corrupt conduct for which Science 37 might be held responsible. Violations of the FCPA, the UK Bribery Act or other international anti-corruption laws may result in restatements of, or irregularities in, Science 37’s financial statements as well as severe criminal or civil fines, penalties and other sanctions, and collateral litigation, and Science 37 may be subject to other liabilities, which could negatively affect its business, operating results and financial condition. In some cases, companies that violate the FCPA may be debarred by the United States government and/or lose their United States export privileges. Changes in anti-corruption laws or enforcement priorities could also result in increased compliance requirements and related costs which could adversely affect Science 37’s business, results of operations and financial condition. In addition, the United States or other governments may seek to hold Science 37 liable for successor liability FCPA violations or violations of other anti-corruption laws committed by companies in which Science 37 invests or that Science 37 acquired or will acquire.
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
Even though Science 37 does not order healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal, state and foreign healthcare laws and regulations pertaining to fraud and abuse are and will be applicable to Science 37’s business. Science 37 could be subject to healthcare fraud and abuse laws of both the federal government and the states and in foreign countries in which Science 37 conducts its business, as well as laws against the corporate practice of medicine. Because of the breadth of these laws and the narrowness of available statutory and regulatory exceptions, it is possible that some of Science 37’s business activities could be subject to challenge under one or more of such laws. If Science 37 or its operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to Science 37, Science 37 may be subject to penalties, including civil and criminal penalties, damages, fines, imprisonment, and the curtailment or restructuring of Science 37’s operations, any of which could materially adversely affect its ability to operate its business and its financial results.
Extensive governmental regulation of the clinical trial process and Science 37’s products and services could require significant compliance costs and have a material adverse effect on the demand for its solutions.
The clinical trial process is subject to extensive and strict regulation by the FDA and other regulatory authorities worldwide. Science 37’s products and services are complex and subject to contractual requirements, regulatory standards, and ethical considerations. For example, Science 37 must adhere to applicable regulatory requirements such as those required by the FDA and EMA, including those laws and regulations governing the development and testing of biopharmaceutical products, and GCP requirements, which govern, among other things, the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials. Once initiated, clinical trials must be conducted pursuant to and in accordance with the applicable investigational new drug application or clinical trial application, the requirements of the relevant institutional review boards, and GCP regulations. If Science 37 fails to conduct or market its products or services in accordance with these requirements, regulatory agencies may take action against Science 37 or its customers. Such actions may include sanctions such as injunctions or failure of such regulatory authorities to grant marketing approval of products, imposition of clinical holds or delays, suspension or withdrawal of approvals, rejection of data collected in clinical studies, license revocation, product seizures or recalls, operational restrictions, civil or criminal penalties or prosecutions, damages, or fines. Additionally, there is a risk that actions by regulatory authorities, if they result in significant inspectional observations or other measures, could harm Science 37’s reputation and cause customers not to award future contracts or to cancel existing contracts. Customers may also bring claims against Science 37 for breach of its contractual obligations, and patients in the clinical trials and patients taking drugs approved on the basis of those trials may bring personal injury claims against Science 37. Any such action could have a material adverse effect on our business, financial condition, results of operations, cash flows, or reputation.
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
As part of our normal business activities, we collect, use, process, store and transmit personal information with respect to our customers, medical professionals, patients and employees, as well as health information from third parties (including research institutions from which we obtain clinical trial data).
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
In the EEA, Science 37 is subject to the GDPR which imposes a number of obligations on companies, including, inter alia: (i) accountability and transparency requirements, and enhanced requirements for obtaining valid consent; (ii) obligations to consider data protection as new products or services are developed and to limit the amount of personal data processed; and (iii) obligations to implement appropriate technical and organizational measures to safeguard personal data and to report certain personal data breaches to the supervisory authority without undue delay (and no later than 72 hours where feasible). In addition, the GDPR prohibits the transfer of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws unless a data transfer mechanism has been put in place, such as the use of standard contractual clauses (“SCCs”) and other requirements. These include a requirement for companies to carry out a transfer privacy impact assessment which, among other things, assesses the laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. The GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of consolidated annual worldwide gross revenue), and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Relatedly, the UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior, will be subject to the UK GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to the greater of £17.5 million or 4% of global turnover.
Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and Science 37 may be required to put in place additional mechanisms ensuring compliance with any new data protection rules. Furthermore, the laws are not consistent, and compliance in the event of a widespread data breach is costly. In addition, states are constantly proposing new laws, adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. In addition, as new laws are passed, such laws may have potentially conflicting requirements that would make compliance challenging.
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
•local business and cultural factors that differ from its normal standards and practices, including business practices that Science 37 is prohibited from engaging in by the FCPA and other anti-corruption laws and regulations;
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
Science 37’s ability to use net operating losses (“NOLs”) to offset future income may be subject to certain limitations.
As of December 31, 2022, Science 37 had NOLs to offset future taxable income of approximately $253.7 million, of which approximately $30.2 million will begin to expire in 2034, if not utilized. A lack of future taxable income would adversely affect Science 37’s ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset post-change taxable income. For these purposes, an ownership change generally occurs where the equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period (calculated on a rolling basis). Science 37’s existing NOLs may be subject to limitations arising out of previous ownership changes and Science 37 may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. In addition, future changes in Science 37’s stock ownership, including future offerings, as well as other changes that may be outside of its control, could result in additional ownership changes under Section 382 of the Code. Science 37’s NOLs may also be impaired under similar provisions of state law. Science 37 has not completed a formal study to determine if any ownership changes within the meaning of Sections 382 and 383 of the Code have occurred. If such ownership change has occurred, Science 37's ability to use its NOLs or tax credit carryforwards may be restricted, which could require Science 37 to pay federal or state income taxes earlier than would be required if such limitations were not in effect. Science 37 has recorded a full valuation allowance related to its NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
In addition to the limitations discussed above under Section 382 of the Code, the utilization of NOLs incurred in taxable years beginning after December 31, 2017, are subject to limitations adopted by the Tax Cuts and Jobs Act enacted in 2017 (the “TCJA”), as modified by the Coronavirus Aid, Relief, and Economic Security Act enacted in March 2020 (the “CARES Act”). Under the TCJA, in general, NOLs generated in taxable years beginning after December 31, 2017 may offset no more than 80% of such year’s taxable income and there is no ability for such NOLs to be carried back to a prior taxable year. The CARES Act modifies the TCJA with respect to the TCJA’s limitation on the deduction of NOLs and provides that NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, the CARES Act eliminates the limitation on the deduction of NOLs to 80% of current year taxable income for taxable years beginning before January 1, 2021. As a result of such limitation, Science 37 may be required to pay federal income tax in some future year notwithstanding that it had a net loss for all years in the aggregate.
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
Risks Related to the Company’s Common Stock
There can be no assurance that we will be able to regain compliance with the continued listing requirements of Nasdaq.

In order to maintain our listing on Nasdaq, we are required to comply with the Nasdaq requirements, which includes maintaining a minimum bid price of $1.00 per share. On December 27, 2022, we received a deficiency notification letter from the staff of Nasdaq stating that the closing bid price for our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days during the 180 calendar day period ending June 26, 2023 or we might be delisted. As mentioned below, the price of our common stock can be volatile, and there can be no assurance that we will be able to meet the minimum $1.00 bid price requirement or the other Nasdaq continued listing requirements in the future, and we may be subject to delisting as a result.

If we fail to maintain the listing, and if Nasdaq or another national securities exchange does not list our common stock on its exchange, our stockholders could face significant material adverse consequences, including:
•a limited availability of market quotations for our common stock;
•reduced liquidity for our common stock;
•a determination that our common stock is a “penny stock” which will require brokers to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If our common stock were not listed on the Nasdaq, such securities would not qualify as covered securities and we would be subject to regulation in each state in which we offer securities because states are not preempted from regulating the sale of securities that are not covered securities.

Science 37 incurs significant costs due to operating as a recently public company and its management is required to devote substantial time to complying with the regulatory requirements placed on public companies.
As a recently public company with substantial operations, Science 37 incurs significant legal, accounting and other expenses. The costs of preparing and filing annual, quarterly and current reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders is time-consuming and costly.
It is also time-consuming, difficult and costly for Science 37 to develop, implement and maintain the internal controls and reporting procedures required by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Certain members of Science 37’s management have limited or no experience operating a company whose securities are listed on a national securities exchange or with the rules and reporting practices required by the federal securities laws as applied to a publicly traded company. Science 37 may need to recruit, hire, train and retain additional financial reporting, internal control and other personnel in order to develop, implement and maintain appropriate internal controls and reporting procedures.
Failure to maintain an effective system of internal control over financial reporting may have an adverse effect on Science 37’s stock price.
Pursuant to Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC, we are required to provide, among other things, an annual management assessment of the effectiveness of our internal control over financial reporting in our future annual reports on Form 10-K that we file with the SEC and to report any material weakness in our internal controls. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC. If we cannot in the future favorably assess the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our common stock price.
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
The Sponsor, stockholders of Legacy Science 37 and the PIPE Investors beneficially own a significant equity interest in the Company and may take actions that conflict with the interests of the Company and its other stockholders.
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
We may issue additional shares of our common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of indebtedness that may be outstanding at such time or under our 2021 Incentive Award Plan (the “2021 Plan”), the Employment Inducement Incentive Award Plan and our 2021 Employee Stock Purchase Plan (the “2021 ESPP”), without stockholder approval, in a number of circumstances. In addition, we may issue up to 12,500,000 shares of our common stock as Earn-Out Shares (defined below) that certain former holders of shares of Legacy Science 37 common stock (including shares received as a result of the conversion of Legacy Science 37 preferred stock) and former holders of options to purchase shares of Legacy Science 37 have the contingent right to receive following the Business Combination upon the achievement of certain stock price-based vesting conditions.

Our issuance of additional shares of our common stock or other equity securities of equal or senior rank could have the following effects:
•your proportionate ownership interest in us will decrease;
•the relative voting strength of each previously outstanding share of our common stock may be diminished; or
•the market price of shares of our common stock may decline.
The market price of our common stock has been and may continue to be highly volatile.
The trading price of our common stock has been and could continue to be volatile and subject to wide fluctuations. The trading price of our common stock could be subject to fluctuations or declines in response to numerous factors, including those described in this “Risk Factors” section, many of which will be beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid for them. Any of the factors listed below could have a material adverse effect on your investment in our common stock, which may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our common stock may not recover and may experience a further decline.
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
•delisting from Nasdaq;
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
Broad market and industry factors may materially harm the market price of our common stock irrespective of our operating performance. The stock market in general and the Nasdaq have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our common stock, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial condition or results of operations. Broad market and industry factors, including general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our common stock, regardless of our actual operating performance. A decline in the market price of our common stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
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
We do not currently anticipate paying any regular cash dividends on the Company’s common stock. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any future outstanding indebtedness we or our subsidiaries incur. Therefore, any return on investment in our common stock is solely dependent upon the appreciation of the price of our common stock on the open market, which may not occur.
Future sales of shares of the Company’s common stock may depress its stock price.
Sales of a substantial number of shares of the Company’s common stock, or the perception that these sales might occur, could depress the market price of the Company’s common stock and could impair its ability to raise capital through the sale of additional equity securities.
Delaware law and, the Company’s Charter and Bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
The Company’s Charter, Bylaws and the Delaware General Corporation Law (“DGCL”) contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of the Company’s common stock, and therefore depress the trading price of the Company’s common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board or taking other corporate actions, including effecting changes in our management. Among other things, the Company’s Charter and Bylaws include provisions regarding:
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
•the Company’s election to not be governed by Section 203 of the DGCL (relating to business combinations with interested stockholders);
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
LSAQ, the Sponsor, Legacy Science 37 and certain stockholders of Legacy Science 37 entered into a Director Nomination Agreement, pursuant to which each party agreed that our board of directors would initially, upon the effectiveness of the Business Combination, consist of at least seven members, one of which will be appointed by LSAQ pursuant to the Merger Agreement, and the remainder of which would be appointed by Legacy Science 37. The Director Nomination Agreement provides, among other things, that from and after the closing of the Business Combination and until such time as a stockholder (together with its affiliates) beneficially owns less than 10.0% of our then-issued and outstanding shares of common stock, each of the applicable stockholders will be entitled to nominate one person for election as a director of our Board at the applicable meeting of our stockholders, and subject to our Board's fiduciary duties, our Board will recommend these directors for stockholder approval.
The provision of the Company Bylaws requiring exclusive forum in certain courts in the State of Delaware or the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.
The Company’s Bylaws require, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or stockholders to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL, the Company’s Charter or Bylaws or (iv) any action asserting a claim against us governed by the internal affairs doctrine will have to be brought in the Court of Chancery of the State of Delaware (or if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware), in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. The foregoing provision will not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction.
Additionally, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of the Company’s capital stock will be deemed to have notice of and consented to the forum provisions in the Company’s Bylaws. The enforceability of similar choice of forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and it is possible that, in connection with claims arising under federal securities laws, a court could find the choice of forum provisions contained in the Company’s Bylaws to be inapplicable or unenforceable.
Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or stockholders, which may discourage lawsuits with respect to such claims. Further, in the event a court finds either exclusive forum provision contained in the Company’s Bylaws to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
We are an emerging growth company, and the reduced reporting requirements applicable to emerging growth companies may make our shares less attractive to investors.
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the initial public offering of LSAQ, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of shares of our common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Not applicable.
Item 3. Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or in the aggregate have a material adverse effect on our business, results of operations, financial condition or cash flows. However, legal proceedings are inherently uncertain. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.
Item 4. Mine Safety Disclosures
None.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the Nasdaq Stock Market LLC under the symbol “SNCE”.
Holders of Record
As of March 1, 2023, there were 116,729,430 of our shares of common stock issued and outstanding held by approximately 240 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.
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
None.
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
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition. The following discussion should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. See “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Legacy Science 37 prior to the Merger and to Science 37 Holdings, Inc. following the closing of the Merger.
Overview
Science 37 Holdings, Inc. and its subsidiaries (the “Company” or “Science 37”) is a leader in patient-centric clinical trials and in supporting novel approaches to decentralized clinical trial (“DCT”) designs. Science 37 pioneered the concept of patient-centric clinical trials with a very simple premise: that clinical trials should begin with the patient.
Through its patient-centric approach, Science 37 reduces the impact of the geographic barriers associated with conventional physical clinical trial sites, enabling recruitment of virtually any patient. Science 37 believes that centering the clinical trial around the patient with personalized support addresses current industry needs around patient recruitment, retention, representation, and engagement. To expand clinical trial access Science 37 offers a unique model to existing non-research focused healthcare networks to seamlessly participate without the traditional site infrastructure costs.
Science 37’s patient-centric model is powered by a proprietary end-to-end unified technology platform and its team of approximately 460 employees with significant therapeutic and subject matter expertise. As the backbone of Science 37’s offering, the proprietary unified technology platform standardizes and orchestrates the process for clinical trials across Science 37’s specialized network of patient communities, telemedicine investigators, flexible mobile nurse networks, remote coordinators, and robust network of technology integrations. The Company operates under one reporting segment.
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
Continued investment in growth
We plan to continue investing in our business, including our internally developed software, so we can capitalize on our market opportunity and increase awareness of the value that can be realized with decentralized clinical trials. We also expect to continue to make focused investments in marketing to drive brand awareness, increase the number of opportunities and further penetrate the market. Although we expect these activities will negatively impact our results in the near term, we believe that these investments will contribute to our long-term growth and positively impact our business and results of operations.
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
Although an increase in backlog will generally result in an increase in future revenue to be recognized over time (depending on future contract modifications, contract cancellations and other adjustments), an increase in backlog at a particular point in time does not necessarily correspond to an increase in revenue during a particular period. The timing and extent to which backlog will result in revenue depends on many factors, including the timing of commencement of work, the rate at which services are performed, scope changes, cancellations, delays, receipt of regulatory approvals and the nature, duration, size, complexity, and phase of the studies. The Company’s contracts generally have terms ranging from several months to several years. In addition, delayed projects may remain in backlog until they are canceled. As a result of these and other factors, our backlog might not be a reliable indicator of future revenue and we might not realize all or any part of the revenue from the authorizations in backlog as of any point in time.
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
Our backlog as of December 31, 2022 and 2021 was as follows:

(In thousands)	2022	2021	Change
Backlog	$172,939	$163,884	$9,055	5.5%
Our net bookings for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
(In thousands)	2022	2021	Change
Net bookings	$79,201	$163,900	$(84,699)	(51.7)%
Net bookings decreased $84.7 million, or 51.7%, to $79.2 million for the year ended December 31, 2022 as compared to $163.9 million in the year ended December 31, 2021. This decrease was primarily driven by elongated sales cycle timelines, two material COVID cancellations, and one contractual down scope resulting from a repeat customer hitting program level enrollment earlier than anticipated.
Components of Results of Operations
Revenue
The Company derives its revenue primarily from two sources: (i) contractual arrangements to enable and enhance clinical trials through technology and services, and (ii) licensing of its proprietary technology platform to a variety of life science institutions.
Total revenue is comprised of revenue from the provision of the Company’s decentralized services, including enhanced services from the use of the Company’s hosted proprietary software. Revenue also includes reimbursable and out of pocket expenses provided for in the Company’s contracts with its customers.

See “Critical Accounting Policies and Estimates — Revenue Recognition,” below, for a more detailed discussion of our revenue recognition policy.
Cost of Revenue
Cost of revenue includes the direct costs to conduct the Company’s trials remotely and make available the Company’s technology solutions. Cost of revenue consists primarily of compensation, benefits, and other employee-related costs, including expenses for stock-based compensation, contract labor, trial advertising and marketing, investigator payments, and reimbursable out-of-pocket expenses directly related to delivering on the Company’s contracts. Cost of revenue is driven primarily by the number of clinical trials in which the Company is contracted, and it typically increases or decreases with changes in revenue but may fluctuate from period to period as a percentage of revenue due to project labor utilization and experience level mix of personnel assigned to projects, the type of services, changes to the timing of work performed and project inefficiencies, among other factors.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs related to sales, marketing, and administrative functions (including human resources, legal, finance, information technology, privacy and training and general management) such as compensation expense and benefits, including stock-based compensation, travel, professional services, facilities, recruiting and relocation, training, and sales commissions.
Depreciation and Amortization
Depreciation and amortization represent the costs charged for the Company’s property, equipment and capitalized software development. The Company records depreciation and amortization on property and equipment using the straight-line method, based on the estimated useful lives of the respective assets. The Company depreciates leasehold improvements over the shorter of the lease term or the estimated useful lives of the improvements. The Company amortizes software development costs over three years. We will continue to invest additional resources in our unified technology platform, to expand its capabilities and ensure that customers are realizing the full benefit of our offerings. The level and timing of investment in these areas could affect our depreciation and amortization expense in the future.
Restructuring Costs
Restructuring costs consist of employee severance and benefits. The Company carried out a cost reduction program (the “Plan”) in the fourth quarter of 2022 to materially change the Company’s management structure and to better align resources with our then-current business needs and going forward financial objectives, which included one-time termination benefits for 81 employees.
Other Income (Expense), Net
Other income (expense), net, consists of interest income, sublease income, the change in the fair value of the earn-out liability, and other income (expense).

Results of Operations
Comparison of the Years Ended December 31, 2022 and December 31, 2021
The following table sets forth our consolidated statements of operations data for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(In thousands)	2022	2021
Revenue	$70,147	$59,597

Cost of revenue and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	54,278	42,394
Selling, general and administrative	103,254	73,122
Impairment of long-lived assets	44,079	—
Depreciation and amortization	17,942	7,799
Restructuring costs	2,628	—
Total operating expenses	222,181	123,315
Loss from operations	(152,034)	(63,718)
Total other income (expense), net	100,956	(30,612)
Loss before income taxes	(51,078)	(94,330)
Income tax (benefit) expense	(90)	1
Net loss	$(50,988)	$(94,331)
Revenue
Revenue for the years ended December 31, 2022 and 2021 was as follows:

(In thousands)	2022	2021	Change
Revenue	$70,147	$59,597	$10,550	17.7%
Revenue increased $10.6 million, or 17.7%, to $70.1 million for the year ended December 31, 2022 as compared to $59.6 million in the year ended December 31, 2021. This increase was primarily driven by higher opening backlog at the beginning of the year as compared to the prior year as 2021 contract wins transitioned to revenue generation during 2022.
Cost of Revenue
Cost of revenue for the years ended December 31, 2022 and 2021 was as follows:

(In thousands)	2022	2021	Change
Cost of revenue (exclusive of depreciation and amortization)	$54,278	$42,394	$11,884	28.0%
% of revenue	77.4%	71.1%
Cost of revenue increased $11.9 million, or 28.0% to $54.3 million for the year ended December 31, 2022 as compared to $42.4 million for the year ended December 31, 2021, primarily to support revenue growth during 2022. To support this growth, we incurred cost increases, primarily in compensation-related expenses to support growth in key verticals and market expansion, consulting fees due to expansion of clinical visits and hosting fees for our proprietary operating system.
Selling, General and Administrative Expenses
Selling, general and administrative expense for the years ended December 31, 2022 and 2021 was as follows:

(In thousands)	2022	2021	Change
Selling, general and administrative	$103,254	$73,122	$30,132	41.2%
% of revenue	147.2%	122.7%

Selling, general and administrative expenses increased by $30.1 million, or 41.2%, to $103.3 million for the year ended December 31, 2022 as compared to $73.1 million for the year ended December 31, 2021. This increase was mainly due to investments to support planned company growth, investments related to the launch of the next generation technology platform, and expenses as a publicly traded company in conjunction with the Merger. Higher headcount during the year lead to increases in salaries and benefits, and web services and software. Stock-based compensation expense also increased for the year ended December 31, 2022 due to (i) the stock option issuances during 2021 with a fair value impacted by an increase in the value of the Company’s stock during 2021 in anticipation of the Merger, (ii) additional stock option issuances to new and existing employees, and (iii) the issuance of Earn-Out Shares (defined below) to existing Legacy Science 37 option holders in conjunction with the Merger. These increases were partly offset by decreases in merger transaction costs and employee recruiting fees due to a reduction in 2022 new hires.
Impairment of Long-lived Assets
Impairment of long-lived assets for the year ended December 31, 2022 was $44.1 million. The impairment was due to the carrying value of the asset group being greater than the fair value. The Company considered the market capitalization valuation as of December 31, 2022, which was adversely impacted by sustained declines in the Company’s stock price during 2022, in determining the fair value of the asset group. The market capitalization was trading below cash and cash equivalents and stockholders' equity at December 31, 2022, which required the Company to recognize the long-lived asset impairment. The Company remains confident in the utility of the long-lived assets and there has been no change as to their intended use. No long-lived asset impairment expense was recognized for the year-end December 31, 2021.
Depreciation and Amortization
Depreciation and amortization expense for the years ended December 31, 2022 and 2021 was as follows:

(In thousands)	2022	2021	Change
Depreciation and amortization	$17,942	$7,799	$10,143	130.1%
% of revenue	25.6%	13.1%
Depreciation and amortization expense increased by $10.1 million, or 130.1%, to $17.9 million for the year ended December 31, 2022 as compared to $7.8 million for the year ended December 31, 2021 due to amortization of the Company’s internally developed software year over year, consistent with our focus on continuous development of new features and functionality within our proprietary operating system.
Restructuring Costs
Restructuring costs for the year ended December 31, 2022 were $2.6 million. On November 10, 2022, the Company committed to and commenced a Plan to materially change the Company’s management structure and better align resources with our then-current business needs and going forward financial objectives. The Plan included one-time termination benefits for 81 employees (approximately 15% of the Company’s workforce). We may continue to incur additional restructuring and other costs during and beyond 2023 related to our cost reduction program. There were no restructuring costs for the year ended December 31, 2021.
Other Income (Expense)
Total other income (expense) for the year ended December 31, 2022 was $101.0 million as compared to $(30.6) million for the year ended December 31, 2021. The difference was primarily due to the change in fair value of the earn-out liability.
Liquidity and Capital Resources
As of December 31, 2022, the Company had cash and cash equivalents of $108.1 million. For the year ended December 31, 2022, the Company recorded net loss of $51.0 million (which included a non-cash gain of $98.7 million on revaluation of the earn-out liability and a non-cash loss of $44.1 million on long-lived asset impairment charges recognized due to the carrying value of the asset group being greater than the fair value) and used $75.4 million and $31.9 million of net cash in operating and investing activities, respectively, while financing activities provided $0.6 million of net cash. Cash outflows from operating activities are attributable primarily to losses from operations incurred in 2022. The Company has limited operating history and is in an early stage of growth, incurring significant costs in developing and commercializing its products and related services, while generating limited revenue from sales of its products and related services that are insufficient to cover operating costs. In addition, loss from operations for the year ended December 31,

2022 includes administrative, compliance and other costs related to becoming a publicly traded company as a result of the Merger.
From inception through the consummation of the Merger, the Company had primarily been financed with net proceeds from the issuance of multiple series of redeemable preferred stock in the private market. In conjunction with the Merger, which was consummated on October 6, 2021, the Company received $200.0 million from the private placement of an aggregate of 20,000,000 newly-issued shares of common stock from leading institutional and strategic investors (the “PIPE financing”) to further fund the Company’s unified technology platform and extend into adjacent markets. As a result of the Merger and inclusive of the PIPE financing, the Company received $233.5 million, net of fees and expenses paid in connection with the closing of the Merger.
As of December 31, 2022, the Company’s principal source of liquidity was cash and cash equivalents provided from the Merger and PIPE financing. The Company believes that the current cash balances will be adequate to support its working capital needs, capital expenditures and other currently anticipated liquidity requirements for at least the next twelve months.
Our future capital requirements will depend on many factors, including investments in growth and technology. To meet these future capital requirements, we may enter into arrangements to acquire or invest in complementary businesses, services, technologies and other assets, which may require us to seek additional equity or debt financing.
Cash Flows
Our cash flows from operating, investing, and financing activities for the years ended December 31, 2022 and 2021 were as follows:

(In thousands)	2022	2021	Change
Net cash used in operating activities	$(75,443)	$(36,478)	$(38,965)
Net cash used in investing activities	(31,874)	(20,576)	(11,298)
Net cash provided by financing activities	610	238,172	(237,562)
Operating activities
Net cash used in operating activities for the year ended December 31, 2022 was $75.4 million, consisting primarily of a net loss of $51.0 million, changes in working capital of $(13.5) million and net adjustments for non-cash items of $(11.0) million. Changes in working capital were primarily due to decreases in accounts payable and accrued expenses partly related to timing of invoicing and payment. In addition, in April 2022, U.S. exempt employees transitioned from a paid time off (“PTO”) to a flexible time off (“FTO”) policy with impacted employees receiving cash consideration of approximately $3.2 million for earned and accrued PTO which, as of March 31, 2022, had not been used under the previous policy. The Company paid the 2021 annual employee bonuses in March 2022 and the PTO to FTO transitional payments in May 2022. Net adjustments for non-cash items consisted primarily of a $98.7 million gain recorded from the change in fair value of the earn-out liability, partially offset by $44.1 million impairment of long-lived assets (due to the carrying value of the asset group being greater than the fair value), stock-based compensation expense, and depreciation and amortization.
Net cash used in operating activities for the year ended December 31, 2021 was $36.5 million consisting primarily of a net loss of $94.3 million and changes in working capital of $8.6 million offset by non-cash items of $49.2 million. The changes in working capital were primarily due to increases in accounts payable, deferred revenue, and accrued expenses partially offset by increases in prepaid expenses. Changes in working capital were impacted by the timing of and receipt of payments in conjunction with the overall continued growth of our operations. The non-cash charges primarily consisted of a loss recorded from the change in fair value of the earn-out liability, stock-based compensation expense, depreciation, and amortization.
Investing activities
Net cash used in investing activities for the year ended December 31, 2022 was $31.9 million, consisting of $31.7 million in payments related to capitalized software development costs and $0.2 million in purchases of property and equipment.

Net cash used in investing activities for the year ended December 31, 2021 was $20.6 million consisting of $19.3 million in payments related to capitalized software development costs and $1.2 million in purchases of property and equipment.
Investing activities for the years ended December 31, 2022 and 2021 reflects the Company’s continued focus on the development of new features and functionality within our proprietary technology platform.
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
Financing activities
Net cash provided by financing activities in the years ended December 31, 2022 and 2021 was $0.6 million and $238.2 million, respectively. Financing inflows for the year ended December 31, 2022 consisted of cash received from stock option exercises, while those for the year ended December 31, 2021, consisted primarily of net proceeds from the Merger Transaction, inclusive of the PIPE financing, of $236.7 million and cash received from stock option exercises.
Contractual Obligations and Commitments
Please refer to Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details surrounding lease commitments and Note 17 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding the contingent obligation regarding the Earn-Out Shares.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.
While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and require our most difficult, subjective, and complex judgments.
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

Capitalized Software and the Recognition of Related Amortization to Expense
Science 37’s internal use proprietary software organizes workflows, captures real-time evidence, and harmonizes data during clinical trial support or enhancement. As such, we capitalize software development costs related to the development of our proprietary platform in accordance with ASC Topic 350-40, Internal Use Software. Capitalized software is recorded at cost less accumulated amortization. Costs incurred during the development stage are capitalized and consist of payroll labor and benefits, to the extent of time spent directly on the development of software, stock-based compensation expense for direct employees, and external direct costs of materials and labor. Payroll and benefits are allocated based on the percentage of technical employees’ time spent directly on the software which involves some level of estimation. Vacation, holidays, sick time, extended leave, training, and administrative meetings are considered and excluded from the percent capitalized. Training and maintenance costs are expensed as incurred. Amortization commences once the respective assets are placed into service. The amortization of these capitalized software costs for internal use proprietary software is included in depreciation and amortization over an estimated life of three years. The determination of the useful life for capitalized software involves some level of judgment. Amortization expense can be affected by various factors, including new software releases, acquisitions or divestitures of software, and/or impairments.
The Company reviews capitalized software for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the expected undiscounted future cash flow from the use of the capitalized software and its eventual disposition is less than the carrying value, an impairment loss is recognized and measured using the fair value of the related asset. Assets are reported at the lower of the carrying amount or the fair value less costs to sell. The net book value of the Company’s internal use software totaling $42.1 million was impaired. The impairment was due to the carrying value of the asset group being greater than the fair value. The Company considered the market capitalization valuation as of December 31, 2022, which was adversely impacted by sustained declines in the Company’s stock price during 2022, in determining the fair value of the asset group. The market capitalization was trading below cash and cash equivalents and stockholders' equity at December 31, 2022, which required the Company to recognize the long-lived asset impairment. The Company remains confident in the utility of the long-lived assets and there has been no change as to their intended use. No software impairment was recognized for the year-ended December 31, 2021.
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
Prior to the Merger Transaction, due to the absence of an active market for Legacy Science 37’s common stock, the fair value of the common stock for purposes of determining the common stock price for stock option grants was determined by Science 37’s Board of Directors. Science 37’s Board of Directors set the exercise price of stock options at least equal to the fair value of its common stock on the date of grant. Legacy Science 37’s Board of Directors exercised judgment while considering numerous objective and subjective factors in order to determine the fair market value on each date of grant in accordance with the guidance in the American Institute of Certified Public Accountants Technical Practice Aid entitled, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, including the receipt of a valuation prepared by an independent third party with extensive experience valuing common stock of privately held companies.

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
The Company determined that the contingent obligation to issue Earn-Out Shares to existing Legacy Science 37 shareholders is not indexed to the Company's stock under ASC Topic 815-40 and therefore equity treatment is precluded. The Triggering Event(s) that determine the issuance of the Earn-Out Shares include terms that are not solely indexed to our common stock, and as such liability classification is required. Equity-linked instruments classified as liabilities are recorded at their estimated fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized in other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss.
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
Recently Issued Accounting Standards
Information relating to recently issued accounting standards is included in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Science 37 Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Science 37 Holdings, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
Los Angeles, California
March 6, 2023

Science 37 Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$108,091	$214,601
Accounts receivable and unbilled services, net	10,992	10,699
Prepaid expenses and other current assets	7,121	7,403
Total current assets	126,204	232,703
Property and equipment, net	—	1,393
Operating lease right-of-use assets	—	2,086
Capitalized software, net	—	24,290
Other assets	244	326
Total assets	$126,448	$260,798
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$7,206	$12,819
Accrued expenses and other liabilities	11,364	17,073
Deferred revenue	4,606	5,130
Total current liabilities	23,176	35,022
Non-current liabilities:
Deferred revenue	3,654	2,478
Operating lease liabilities	716	1,322
Other long-term liabilities	1,346	1,477
Long-term earn-out liability	170	98,900
Total liabilities	29,062	139,199
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock:
Redeemable convertible preferred stock, $0.0001 par value; 100,000,000 shares authorized, 0 issued and outstanding at December 31, 2022 and 2021	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 400,000,000 shares authorized, 116,432,029 and 114,991,026 issued and outstanding at December 31, 2022 and 2021, respectively	12	11
Additional paid-in capital	350,247	323,666
Accumulated other comprehensive income	193	—
Accumulated deficit	(253,066)	(202,078)
Total stockholders’ equity	97,386	121,599
Total liabilities, preferred stock and stockholders’ equity	$126,448	$260,798
See accompanying notes to consolidated financial statements.

Science 37 Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(In thousands, except per share data)	2022	2021
Revenue	$70,147	$59,597

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	54,278	42,394
Selling, general and administrative	103,254	73,122
Impairment of long-lived assets	44,079	—
Depreciation and amortization	17,942	7,799
Restructuring costs	2,628	—
Total operating expenses	222,181	123,315
Loss from operations	(152,034)	(63,718)

Other income (expense):
Interest income	1,695	3
Sublease income	820	685
Change in fair value of earn-out liability	98,730	(31,300)
Other expense, net	(289)	—
Total other income (expense), net	100,956	(30,612)
Loss before income taxes	(51,078)	(94,330)
Income tax (benefit) expense	(90)	1
Net loss	$(50,988)	$(94,331)

Net loss per share:
Basic and diluted	$(0.44)	$(2.89)
Weighted average common shares outstanding:
Weighted average shares used to compute basic and diluted net loss per share	115,876	32,679

Comprehensive loss
Net loss	$(50,988)	$(94,331)
Foreign currency translation	193	—
Total comprehensive loss	$(50,795)	$(94,331)
See accompanying notes to consolidated financial statements.

Science 37 Holdings, Inc. and Subsidiaries
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)(1)
Years Ended December 31, 2022 and 2021

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(In thousands)	Shares	Amount	Shares	Amount
Balances at December 31, 2020	75,495	$143,086	5,020	$1	$1,611	$—	$(107,747)	$(106,135)
Stock-based compensation expense	—	—	—	—	8,407	—	—	8,407
Proceeds from option exercises	—	—	3,606	—	1,432	—	—	1,432
Proceeds from warrant exercises	—	—	12	—	10	—	—	10
Conversion of redeemable convertible preferred shares into common shares (refer to Note 11)	(75,495)	(143,086)	75,495	7	143,079	—	—	143,086
Merger shares issuance, net of transaction costs	—	—	10,858	1	52,199	—	—	52,200
PIPE shares issuance, net of transaction costs	—	—	20,000	2	184,528	—	—	184,530
Contingently issuable earn-out shares (refer to Note 17)	—	—	—	—	(67,600)	—	—	(67,600)
Net loss	—	—	—	—	—	—	(94,331)	(94,331)
Balances at December 31, 2021	—	$—	114,991	$11	$323,666	$—	$(202,078)	$121,599
Stock-based compensation expense	—	—	—	—	25,972	—	—	25,972
Proceeds from option exercises	—	—	1,441	1	609	—	—	610
Net loss	—	—	—	—	—	—	(50,988)	(50,988)
Foreign currency translation, net of tax	—	—	—	—	—	193	—	193
Balances at December 31, 2022	—	$—	116,432	$12	$350,247	$193	$(253,066)	$97,386
(1) Historical shares and capital amounts have been retroactively restated for reverse recapitalization as described in Note 1.

See accompanying notes to consolidated financial statements.

Science 37 Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(50,988)	$(94,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,942	7,799
Non-cash lease expense related to operating lease right-of-use assets	1,034	1,429
Stock-based compensation	24,562	8,407
(Gain) loss on change in fair value of earn-out liability	(98,730)	31,300
Loss on long-lived asset impairment	44,079	—
Gain on foreign currency exchange rates	(372)	—
Provision for doubtful accounts	529	269
Loss on disposal of fixed assets	—	10
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	(821)	232
Prepaid expenses and other current assets	282	(6,026)
Other assets	449	(142)
Accounts payable	(6,778)	5,243
Accrued expenses and other current liabilities	(6,545)	7,158
Deferred revenue	652	2,044
Operating lease liabilities	(606)	(1,112)
Other, net	(132)	1,242
Net cash used in operating activities	(75,443)	(36,478)
Cash flows from investing activities:
Payments related to capitalized software development costs	(31,707)	(19,345)
Purchases of property and equipment	(167)	(1,231)
Net cash used in investing activities	(31,874)	(20,576)
Cash flows from financing activities:
Proceeds from warrant exercises	—	10
PIPE shares issuance, net of transaction costs	—	184,530
Merger shares issuance, net of transaction costs	—	52,200
Proceeds from stock option exercises	610	1,432
Net cash provided by financing activities	610	238,172
Effect of exchange rate changes on cash and cash equivalents	197	—
Net (decrease) increase in cash and cash equivalents	(106,510)	181,118
Cash and cash equivalents, beginning of period	214,601	33,483
Cash and cash equivalents, end of period	$108,091	$214,601
Supplemental disclosures of non-cash activities
Balance in accounts payable and accrued expenses and other current liabilities, and capitalized stock-based compensation related to capitalized software and fixed asset additions	$(3,412)	$(4,325)
Right-of-use asset obtained in exchange for operating lease liabilities	$—	$(1,305)
Conversion of preferred stock into common stock	$—	$(143,086)
Earn-out shares	$—	$67,600
See accompanying notes to consolidated financial statements.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

1. Company Background and Basis of Presentation
Description of Business
Science 37 Holdings, Inc. and its subsidiaries (the “Company” or “Science 37”) is a leader in patient-centric clinical trials and in supporting novel approaches to DCT designs. Science 37 pioneered the concept of patient-centric clinical trials with a very simple premise: that clinical trials should begin with the patient.
Through its patient-centric approach, Science 37 reduces the impact of the geographic barriers associated with conventional physical clinical trial sites, enabling recruitment of virtually any patient. Science 37 believes that centering the clinical trial around the patient with personalized support addresses current industry needs around patient recruitment, retention, representation, and engagement. To expand clinical trial access Science 37 offers a unique model to existing non-research focused healthcare networks to seamlessly participate without the traditional site infrastructure costs.
Science 37’s patient-centric model is powered by a proprietary end-to-end unified technology platform and its team of approximately 460 employees with significant therapeutic and subject matter expertise. As the backbone of Science 37’s offering, the proprietary unified technology platform standardizes and orchestrates the process for clinical trials across Science 37’s specialized network of patient communities, telemedicine investigators, flexible mobile nurse networks, remote coordinators, and robust network of technology integrations. The Company operates under one reporting segment.
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
Pursuant to subscription agreements entered into in connection with the Merger Agreement (collectively, the “Subscription Agreements”), certain investors agreed to subscribe for an aggregate of 20,000,000 newly-issued shares of Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $200.0 million (the “PIPE”). As a result of the Business Combination and inclusive of the PIPE financing, the Company received $233.5 million, net of fees and expenses paid in connection with the closing of the Business Combination. As of December 31, 2022, the Company had approximately $108.1 million of unrestricted cash.
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
On October 6, 2021 (the “Closing Date”), Science 37 Holdings, Inc., a Delaware corporation (formerly named LifeSci Acquisition II Corp. or “LSAQ”, a publicly traded special purpose acquisition company) consummated a merger pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated May 6, 2021, by and among LifeSci Acquisition II Corp., LifeSci Acquisition II Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of LifeSci Acquisition II Corp. (“Merger Sub”), and Science 37, Inc., a Delaware corporation (“Legacy Science 37”). Pursuant to the terms of the Merger Agreement, a business combination between LifeSci Acquisition II Corp. and Legacy Science 37 was effected through the merger of Merger Sub with and into Legacy Science 37, with Legacy Science 37 remaining as the surviving company and a wholly-owned subsidiary of LifeSci Acquisition II Corp. (the “Merger” and collectively with the other transactions described in the Merger Agreement, the “Business Combination”). Pursuant to the Merger Agreement, the merger between Merger Sub and Legacy Science 37 was accounted for as a reverse recapitalization in accordance with

Science 37 Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2022 and 2021
1. Company Background and Basis of Presentation (continued)
GAAP (the “Reverse Recapitalization”). Under this method of accounting, LifeSci Acquisition II Corp. was treated as the “acquired” company and Legacy Science 37 is treated as the acquirer for financial reporting purposes.
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
2. Summary of Significant Accounting Policies
Use of Estimates and Judgments
The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions about future events that affect the amounts reported in its consolidated financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates, judgments, and assumptions. Significant estimates and assumptions include but are not limited to: (1) revenue recognition, (2) accounts receivable and allowance for doubtful accounts, (3) long-lived asset recoverability, (4) useful lives of long-lived assets, (5) stock-based compensation, and (6) fair value measurements, including the fair value of the Earn-Out Shares (as defined below). The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates, and any such differences may be material to the Company’s consolidated financial statements.
Revenue Recognition
The Company derives its revenue primarily from two sources: (i) contractual arrangements to enable and enhance clinical trials through technology and services, and (ii) licensing of its proprietary hosted technology platform to a variety of life science institutions.
Revenue is recognized when control of these services is transferred to our customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company determines revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer

Science 37 Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2022 and 2021
2. Summary of Significant Accounting Policies (continued)
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
The Company generally receives compensation based on measuring progress toward completion using anticipated project budgets and direct labor and prices for each service offering. The Company is also reimbursed for certain third party pass-through and out-of-pocket costs. The pass-through costs are included in total operating expenses on the consolidated statements of operations and comprehensive loss. The pass-through costs are also recognized as revenue on a gross basis as the Company is the principal in the relationship (i.e., the Company is primarily responsible for the services provided by third parties, and significantly integrates the services of third parties with its own services in delivering a combined output to the customer). In addition, in certain instances, a customer contract may include forms of variable consideration such as incentive fees, volume rebates or other provisions that can increase or decrease the transaction price. This variable consideration is generally awarded upon achievement of certain performance metrics, program milestones or cost targets. For the purpose of revenue recognition, variable consideration is assessed on a contract-by-contract basis and the amount included in the transaction price is estimated based on the Company’s anticipated performance and in consideration of all information that is reasonably available. Variable consideration is recognized as revenue if and when it is deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved in the future.
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

Science 37 Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2022 and 2021
2. Summary of Significant Accounting Policies (continued)
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
Capitalized Costs
The Company capitalizes certain costs associated with commissions paid to its employees because these costs are incurred in obtaining contracts that have a term greater than one year and are expected to be recovered. Capitalized costs are included in prepaid expenses and other current assets on the consolidated balance sheets and are amortized to selling, general and administrative expenses on the consolidated statements of operations and comprehensive loss. The Company amortizes these costs in a manner that is consistent with the pattern of revenue recognition described above. The Company expenses costs to obtain contracts that have a term of one year or less when incurred.
Cost of Revenue
Cost of revenue includes the direct cost to conduct the Company’s trials remotely and make available the Company’s unified technology platform. Cost of revenue consists primarily of compensation, benefits, and other employee-related costs, including expenses for stock-based compensation, contract labor, trial advertising and marketing, investigator payments, and reimbursable out-of-pocket expenses directly related to delivering on the Company’s contracts. Cost of revenue is driven primarily by the number of clinical trials in which the Company is contracted, and it typically increases or decreases with changes in revenue but may fluctuate from period to period as a percentage of revenue due to project labor utilization and experience level mix of personnel assigned to projects, the type of services, changes to the timing of work performed and project inefficiencies, among other factors. Our business and operational models are designed to be highly scalable and leverage variable costs to support revenue-generating activities. Clinical trial marketing costs totaled $4.2 million and $3.4 million for the years ended December 31, 2022 and 2021, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs related to sales, marketing, and administrative functions (including human resources, legal, finance, information technology and general management) such as compensation expense and benefits, including stock-based compensation, travel, professional services, facilities, recruiting and relocation, training, and sales commissions. Corporate branding and other marketing costs totaled $1.4 million and $1.3 million for the years ended December 31, 2022 and 2021, respectively.
Restructuring Costs
Restructuring costs consist of one-time employee termination benefits. The Company accounts for restructuring costs in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. This guidance requires that liabilities related to one-time employee termination benefits be measured and recognized at the date the entity notifies employees of termination, unless employees are required to render services beyond a minimum retention period, in which case the liability is recognized ratably over the future service period. Restructuring liabilities are included in accrued expenses and other liabilities on the consolidated balance sheets.
Foreign Currency
We translate revenue and expenses of our foreign subsidiaries into U.S. dollars at average exchange rates for the periods presented, and we translate assets and liabilities at current exchange rates. The net effect of foreign currency translation adjustments is included in shareholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets.
Foreign currency transaction gains and losses are the result of exchange rate changes during the period of time between the consummation and cash settlement of transactions denominated in currencies other than the functional currency. Foreign currency transaction gains and losses are recognized in earnings as incurred and are included in other (income) expense, net in the accompanying consolidated statements of operations and comprehensive loss.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2022 and 2021
2. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents
The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents, which consist of cash on deposit with banks, are stated at cost, which approximates fair value.
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
Allowance for Doubtful Accounts
The Company carries its accounts receivable at net realizable value. The Company maintains a credit approval process and makes judgments to assess its customers’ ability to pay for contracted services. The Company monitors its customers’ credit worthiness and applies judgment in establishing a provision for estimated credit losses based on historical experience, the aging of receivables and customer and industry specific circumstances. The Company continuously monitors collections and payments from its customers and has a policy to write off uncollectible invoices once appropriate collection efforts have been exhausted. The allowance for doubtful accounts is included in accounts receivable and unbilled services, net on the consolidated balance sheets.
Long-Lived Assets
Property and equipment are recorded at cost less accumulated depreciation. Maintenance and repairs are expensed as incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Furniture and fixtures	5 years
Computer equipment	3 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life
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

Science 37 Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2022 and 2021
2. Summary of Significant Accounting Policies (continued)
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
Assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the expected undiscounted future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. Assets are reported at the lower of the carrying amount or the fair value less costs to sell. As of the year-ended December 31, 2022 we recognized a $43.0 million long-lived asset impairment expense (excluding the ROU asset impairment discussed under Leases below). The impairment was due to the carrying value of the asset group being greater than the fair value. The Company considered the market capitalization valuation as of December 31, 2022, which was adversely impacted by sustained declines in the Company’s stock price during 2022, in determining the fair value of the asset group. The market capitalization was trading below cash and cash equivalents and stockholders' equity at December 31, 2022, which required the Company to recognize the long-lived asset impairment. The Company remains confident in the utility of the long-lived assets and there has been no change as to their intended use. No long-lived asset impairment expense was recognized for the year-ended December 31, 2021.
Leases
The Company has operating leases for corporate offices. Additionally, the Company is the sublessor for certain office space. The Company determines if an arrangement is a lease at inception of the contract. A contract contains a lease if the Company controls the use of an identified asset. Control exists if the Company can direct the use of and obtain substantially all the economic benefit of the asset. Operating lease right-of-use (“ROU”) assets and lease liabilities are recorded on our balance sheet and are measured based on the present value of the future minimum lease payments over the lease term at commencement date. The Company uses its incremental borrowing rate at lease commencement in determining the present value of future payments. In addition, the operating lease ROU asset includes any prepaid lease payments and initial direct costs and excludes lease incentives. If the Company has an option to extend or terminate a lease and is reasonably certain to exercise that option, the extension or termination is included in the lease term used to measure the lease liability and related ROU asset. Lease expense for minimum lease payments is recognized on a straight-line basis over the term of the lease.
The Company has elected to account for lease components and non-lease components in a contract as a single lease component. For short-term leases (those with a term of one year or less), the Company has elected not to recognize ROU assets and lease liabilities. Lease payments on short-term leases are recognized as lease expense on a straight-line basis over the lease term. As of the year-ended December 31, 2022 we recognized $1.1 million of ROU asset impairment expense due to the carrying value of the asset group being greater than the fair value. The Company considered the market capitalization valuation as of December 31, 2022, which was adversely impacted by sustained declines in the Company’s stock price during 2022, in determining the fair value of the asset group. The market capitalization was trading below cash and cash equivalents and stockholders' equity at December 31, 2022, which required the Company to recognize the long-lived asset impairment. No asset impairment expense for leases was recognized for the year-ended December 31, 2021.
Stock-Based Compensation
The Company measures stock-based compensation cost based on the fair value of the award at the grant date, and recognizes it as expense, net of actual forfeitures as they occur, over the requisite service period of the employee.
The Company accounts for stock options and shares issued under the employee stock purchase plan (ESPP) under the fair value method and uses the Black-Scholes model to estimate the value of such awards granted or shares purchased. Within this model, expected volatility is based upon the historical volatility of a peer group for a period equal to the expected term, as the Company does not have adequate history to calculate its own volatility. The Company believes the expected volatility will approximate the historical volatility of the peer group. The Company does not currently anticipate paying dividends. The expected term represents the period in which the grants are expected to be outstanding or in which

Science 37 Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2022 and 2021
2. Summary of Significant Accounting Policies (continued)
the ESPP shares are expected to vest. The risk-free interest rate is based on the United States Treasury yield curve at the time of the grant.
The fair value of restricted stock units is measured on the grant date based on the closing market price of the Company’s common stock.
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
Financial instruments, including cash and cash equivalents, are recorded at cost, which approximates fair value. Former holders of shares of Science 37 common stock were allocated Earn-Out Shares in connection with the completion of the Merger. These Earn-Out Shares are accounted for as a liability and require fair value measurement on a recurring basis. Due to the significant unobservable inputs that are required to value these shares, they are classified as Level 3 in the fair value hierarchy. Please refer to Note 17 for additional details surrounding the valuation methodology for the Earn-Out Shares.
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

Science 37 Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2022 and 2021
2. Summary of Significant Accounting Policies (continued)
Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding during the period, without consideration of common stock equivalents.
Diluted earnings (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted earnings (loss) per share calculation, preferred stock, stock options and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.
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
As of and for the years ended December 31, 2022 and 2021, the Company did not have material revenue earned or assets located outside of the United States.
Subsequent Events
The Company evaluates events that occurred subsequent to December 31, 2022 for recognition or disclosure in its consolidated financial statements.
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
Accounting Pronouncements Issued but Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”). This guidance introduces a new model for recognizing credit losses on

Science 37 Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2022 and 2021
2. Summary of Significant Accounting Policies (continued)
financial instruments based on an estimate of current expected credit losses. The standard replaces the incurred loss impairment methodology in current GAAP with one that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company’s cash and cash equivalents, accounts receivable, and unbilled services are in scope of CECL. The standard will be effective for the Company on January 1, 2023. By applying the CECL guidance to the December 31, 2022 balances, the Company determined the adoption of the guidance will not have a material effect on the Company’s consolidated financial statements. This is based on factors including the Company’s assessment of historical losses, customers’ creditworthiness, and the fact that the Company’s trade receivables are short term in duration.
3. Business Combination
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
In summary, upon the closing of the Merger:
•2,299,493 shares of LSAQ common stock held by shareholders prior to the Merger were redeemed with cash from LSAQ’s trust account, leaving 7,711,808 shares of pre-existing LSAQ common stock outstanding after redemption.
•3,146,453 Private Placement Warrants held by the Sponsor were converted to common shares of LSAQ common stock immediately prior to the Effective Time.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2022 and 2021
3. Business Combination (continued)
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
The Company received $35.0 million in cash from the LSAQ trust and operating accounts, net of redemptions of LSAQ common stock and transaction costs paid at closing of $22.3 million. In addition, the Company also received $200.0 million from the PIPE investors related to the issuance of 20,000,000 shares of Common Stock. The Company paid a total of $1.5 million additional transaction costs related to the Business Combination in addition to the $22.3 million transaction costs paid at closing totaling $23.8 million in transaction costs. These transaction costs were associated with the Merger, PIPE and shareholder Earn-Out Shares. Transaction costs associated with the Merger and PIPE shares were deducted from the merger proceeds and included in additional paid-in capital on the consolidated balance sheets and consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) at December 31, 2021. The transaction costs associated with the shareholder Earn-Out Shares were expensed as incurred and the amount of $3.1 million for the year ended December 31, 2021 is included in selling, general and administrative expenses on the consolidated statements of operations and comprehensive loss.
Accordingly, shares outstanding upon consummation of the Business Combination consisted of the following:

LSAQ Initial Stockholders	2,002,260
Shares from Conversion of LSAQ Private Warrants	3,146,453
LSAQ Public Stockholders	5,709,548
Science 37 Rollover Shares	83,848,889
PIPE Shares	20,000,000
Total	114,707,150
4. Revenue
Revenue by Geography
Substantially all of the Company’s revenue for the years ending December 31, 2022 and 2021 was derived from services performed within the United States. No other country represented more than 10% of total revenue for either year.
Unsatisfied Performance Obligations
As of December 31, 2022, the aggregate amount of transaction price allocated to the unsatisfied performance obligations was $168.0 million. The Company expects to recognize this revenue over the remaining contract term of the individual projects, with remaining contract terms generally ranging from 0.1 to 8.6 years. The amount of unsatisfied performance obligations is lower than the potential contractual revenue since it excludes revenue that is constrained. Revenue amounts excluded due to constraints include those amounts under contracts that (i) are wholly unperformed in which the customer has a unilateral right to cancel the arrangement, or (ii) require the Company to undertake numerous activities to fulfill the performance obligations, including various activities that are outside of the Company’s control.
Timing of Billing and Performance
During the years ended December 31, 2022, and 2021, the Company recognized approximately $4.8 million and $4.9 million of revenue that was included in the deferred revenue balance at the beginning of the years, respectively. During the years ended December 31, 2022, and 2021 revenue recognized from performance obligations partially satisfied in previous periods was $5.6 million and $2.0 million, respectively. These cumulative catch-up adjustments primarily related to contract modifications, executed in the current period, which resulted in changes to the transaction price and changes in estimates such as estimated total costs.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2022 and 2021
4. Revenue (continued)
Accounts Receivable, Unbilled Services, and Deferred Revenue
Accounts receivable and unbilled services (including contract assets) consisted of the following as of December 31:

(In thousands)	2022	2021
Accounts receivable	$8,235	$8,143
Unbilled services	3,555	2,825
Total accounts receivable and unbilled services	11,790	10,968
Allowance for doubtful accounts	(798)	(269)
Total accounts receivable and unbilled services, net	$10,992	$10,699
As of December 31, 2022, and 2021, contract assets of $3.6 million and $2.8 million, respectively, were included in unbilled services. Year over year changes in the Company’s accounts receivable and unbilled services was impacted by timing differences between the Company’s satisfaction of performance obligations under its contracts, achievement of billing milestones, and customer payments.
Deferred revenue for the years ended December 31, 2022 and 2021 was $8.3 million and $7.6 million, respectively.
Financial assets that subject the Company to credit risk primarily consist of cash and cash equivalents, accounts receivable and unbilled services. Based on the short-term nature and historical realization of the financial assets as well as the reputable credit ratings of the financial institutions holding the deposits, the Company believes it bears minimal credit risk.
For the years ended December 31, 2022 and 2021, one and three customers individually (totaling 15.2% and 57.0%, respectively) accounted for greater than 10% of revenue, respectively. As of December 31, 2022 and 2021, two and three customers individually (totaling 39.1% and 78.4%, respectively) accounted for greater than 10% of accounts receivable, net, respectively.
Capitalized Commission Cost
Capitalized commission costs are incremental costs incurred to obtain a contract. The Company incurs incremental costs to obtain contracts through payment of sales commissions on contracts signed. The Company capitalizes commission costs when incurred and amortizes to expense over the term of the related contract, in line with revenue recognized.
Capitalized commission costs and related amortization consisted of the following as of December 31:

(In thousands)	2022	2021
Capitalized commission cost, net	$3,945	$2,956

(In thousands)	2022	2021
Amortization of capitalized commission cost	$(2,280)	$(1,267)
For the years ended December 31, 2022 and 2021, $0.7 million and $0 in contract costs were impaired related to canceled projects, respectively.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2022 and 2021

5. Property and Equipment, Net
Property and equipment are summarized as follows at December 31, 2022 and 2021:

(In thousands)	2022	2021
Furniture and fixtures	$—	$318
Computer equipment	—	1,714
Leasehold improvements	—	90
	—	2,122
Less accumulated depreciation	—	(729)
Property and equipment, net	$—	$1,393
Depreciation on property and equipment was $0.6 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively. The net book value of the Company’s property and equipment totaling $0.9 million was impaired during the year ended December 31, 2022 due to the carrying value of the asset group being greater than the fair value. The Company considered the market capitalization valuation as of December 31, 2022, which was adversely impacted by sustained declines in the Company’s stock price during 2022, in determining the fair value of the asset group. The market capitalization was trading below cash and cash equivalents and stockholders' equity at December 31, 2022, which required the Company to recognize the long-lived asset impairment.
6. Capitalized Software, Net
For the years ended December 31, 2022 and 2021 the Company capitalized $35.1 million and $23.6 million, respectively, of internal use software and recognized amortization expense of $17.3 million and $7.3 million, respectively. The net book value of the Company’s internal use software totaling $42.1 million was impaired due to the carrying value of the asset group being greater than the fair value. The Company considered the market capitalization valuation as of December 31, 2022, which was adversely impacted by sustained declines in the Company’s stock price during 2022, in determining the fair value of the asset group. The market capitalization was trading below cash and cash equivalents and stockholders' equity at December 31, 2022, which required the Company to recognize the long-lived asset impairment. The Company remains confident in the utility of the long-lived assets and there has been no change as to their intended use.
Estimated amortization expense can be affected by various factors, including new software releases, acquisitions or divestitures of software and/or impairments.
The following represents capitalized software balances as of December 31, 2022 and 2021:

	2022			2021
(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Capitalized software	$—	$—	$—	$42,192	$(17,902)	$24,290
7. Leases
The Company has operating leases for office facilities. These operating leases expire at various dates through 2026 with options to renew at the Company’s discretion. The Company does not currently plan to exercise renewal options.
The components of lease expense were as follows:

		Year Ended December 31,
(In thousands)	Classification	2022	2021
Operating fixed lease cost	Selling, general and administrative expenses	$1,156	$1,596
Operating variable lease cost	Selling, general and administrative expenses	95	164
Total lease cost		$1,251	$1,760

Science 37 Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2022 and 2021
7. Leases (continued)
Lease expense for the years ended December 31, 2022 and 2021 contained a nominal amount of expense related to short-term leases. Variable lease expense for both years includes excess common area maintenance, electricity, and taxes.
Other information related to leases was as follows:

(In thousands)	2022	2021
Supplemental cash flow
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,242	$1,467
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$1,305
Weighted average remaining lease term (years):
Operating leases	2.19	2.54
Weighted average discount rate:
Operating leases	6.50%	6.50%
Future minimum lease payments under non-cancellable leases as of December 31, 2022 were as follows:

(In thousands)	Operating Leases
2023	$674
2024	599
2025	138
2026	12
2027	—
Thereafter	—
Total future minimum lease payments	1,423
Less imputed interest	(101)
Total	$1,322
Reported as of December 31, 2022:
Accrued expenses and other liabilities	$606
Operating lease liabilities	716
Total	$1,322
The net book value of the Company’s ROU asset of $1.1 million was impaired during the year ended December 31, 2022 due to the carrying value of the asset group being greater than the fair value. The Company considered the market capitalization valuation as of December 31, 2022, which was adversely impacted by sustained declines in the Company’s stock price during 2022, in determining the fair value of the asset group. The market capitalization was trading below cash and cash equivalents and stockholders' equity at December 31, 2022, which required the Company to recognize the long-lived asset impairment.
The Company subleases two of its office facilities to third parties under the same terms and conditions as the original lease agreements and has elected the practical expedient to combine lease and non-lease components as a single lease component under ASC Topic 842 guidance.
For the year ended December 31, 2021, the Company wrote-off sublease receivables totaling $0.2 million against sublease income due to the Subtenant’s inability to pay. There were no write-offs for the year ended December 31, 2022.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2022 and 2021
7. Leases (continued)
The undiscounted cash flows for contractual subleases as of December 31, 2022 were as follows (in thousands):

2023	$130
2024	134
2025	138
2026	12
2027	—
Thereafter	—
Total	$414
8. Restructuring Costs
On November 10, 2022, the Company committed to and commenced a cost reduction program (the “Plan”) to materially change the Company’s management structure and better align resources with our then-current business needs and going forward financial objectives. The cost reduction program included one-time termination benefits for 81 employees (approximately 15% of the Company’s workforce). The Company’s Board of Directors approved the program on November 9, 2022, and the majority of the affected employees were informed of the Plan beginning on November 10, 2022. The Plan is expected to be substantially completed by the second quarter of 2023.
During the twelve months ended December 31, 2022, the Company recognized $2.6 million of restructuring costs. There were no restructuring costs for the year ended December 31, 2021. Total costs and cash expenditures for the cost reduction program are estimated at $3.0 million to $3.3 million, substantially all of which are related to one-time employee severance and benefits costs. The Company may continue to incur additional restructuring costs during and beyond 2023 related to its cost reduction program. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the cost reduction program.
Restructuring liabilities are included in accrued expenses and other liabilities on the consolidated balance sheets. Activity related to the restructuring liabilities is as follows:

(In thousands)	2022
Balance at beginning of period	$—
Restructuring costs	2,628
Payments	(1,856)
Balance at end of period	$772
The Company expects the majority of the restructuring accruals as of December 31, 2022 will be paid in 2023, pursuant to the terms of one-time benefits.
9. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of December 31, 2022 and 2021:

(In thousands)	2022	2021
Prepaid expenses	$2,834	$4,347
Capitalized commission cost, net	3,945	2,956
Other	342	100
Total prepaid expenses and other current assets	$7,121	$7,403

Science 37 Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2022 and 2021

10. Accrued Expenses and Other Liabilities
Accrued expenses consisted of the following as of December 31, 2022 and 2021:

(In thousands)	2022	2021
Compensation, including bonuses, fringe benefits, and payroll taxes	$5,750	$11,611
Professional fees, investigator fees, and pass-through expenses	2,527	3,174
Commissions payable	1,529	1,168
Restructuring costs	772	—
Current portion of operating lease liabilities	606	1,120
Other	180	—
Total accrued expenses and other liabilities	$11,364	$17,073
11. Redeemable Convertible Preferred Stock
The Company had 75,495,266 shares of redeemable convertible preferred stock (as adjusted for the Exchange Ratio) outstanding during the fiscal year ended December 31, 2021, which were converted into common stock in connection with the closing of the Business Combination on October 6, 2021, as described in Note 3.
Upon closing of the Business Combination transaction, pursuant to the terms of the Second Amended and Restated Certificate of Incorporation, the Company authorized 100,000,000 shares of preferred stock with a par value $0.0001 per share. Science 37's board of directors has the authority, without further action by the stockholders, to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences and privileges of the shares. There were no issued and outstanding shares of preferred stock as of December 31, 2022 or 2021.
12. Stockholders’ Equity (Deficit)
Pursuant to the Company’s Second Amended and Restated Certificate of Incorporation, the Company authorized the issuance of 400,000,000 shares of common stock and 100,000,000 shares of preferred stock, each with par value of $0.0001 per share. The Company had 116,432,029 and 114,991,026 shares issued and outstanding at December 31, 2022 and 2021, respectively. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. The Company’s Board of Directors has not declared common stock dividends since inception.
As outlined in Note 3, in connection with the closing of the Business Combination on October 6, 2021 and following the Science 37 Preferred Stock Conversion, all Legacy Science 37 Common Stock was converted into Common Stock of Science 37 Holdings, Inc., at an Exchange Ratio of approximately 1.815. Also in connection with the Business Combination, pursuant to the Subscription Agreements, certain investors agreed to subscribe for an aggregate of 20,000,000 newly-issued shares of Common Stock.
The following is a summary of common share activity for the years ended December 31, 2022 and 2021 (as adjusted for the Exchange Ratio):

	2022	2021
Common stock shares, beginning balance	114,991,026	5,019,582
Conversion of preferred stock into common stock	—	75,495,266
Issuance of common stock	1,441,003	34,476,178
Common stock shares, ending balance	116,432,029	114,991,026
The Company had one common stock warrant outstanding with available shares to be issued of 6,439 and an exercise price of $1.61 per share during the fiscal year ended December 31, 2021, which was exercised in October 2021 immediately preceding consummation of the Merger with LSAQ. The Company had no common stock warrants outstanding as of December 31, 2022 or 2021.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2022 and 2021

13. Fair Value Measurements
Financial instruments, including cash and cash equivalents, are recorded at cost, which approximates fair value. Former holders of shares of Legacy Science 37 common stock were allocated Earn-Out Shares in connection with the completion of the Merger. These Earn-Out Shares are accounted for as a liability and require fair value measurement on a recurring basis. Due to the significant unobservable inputs that are required to value these shares, they are classified as Level 3 in the fair value hierarchy. Please refer to Note 17 for additional details surrounding the valuation methodology for the Earn-Out Shares.
None of the Company’s non-financial assets or liabilities are subject to fair value measurement on a non-recurring basis. There were no transfers between fair value measurement levels during the year ended December 31, 2022.
The following table summarizes the fair values of the Company’s assets and liabilities that are measured and reported at fair value on a recurring basis as of December 31, 2022:

(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$104,138	$—	$—	$104,138
Total	$104,138	$—	$—	$104,138
Liabilities:
Earn-out liability related to shareholders	$—	$—	$170	$170
Total	$—	$—	$170	$170
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
14. Loss Per Share
Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted earnings (loss) per share is computed by giving effect to all potential shares of common stock of the Company, including outstanding stock options, restricted stock units, shares issued under the employee stock purchase plan, warrants and contingently issuable preferred stock, to the extent dilutive, and Earn-Out Shares. Basic and diluted earnings (loss) per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti-dilutive. As a result of the Merger, the Company has retrospectively adjusted the weighted-average number of shares of common stock outstanding prior to October 6, 2021 by multiplying them by the exchange ratio of approximately 1.815 used to determine the number of shares of common stock into which they converted.

Science 37 Holdings, Inc.
Notes to Consolidated Financial Statements (continued)
December 31, 2022 and 2021
14. Loss Per Share (continued)
The following table presents the calculation of basic and diluted net earnings (loss) per share for the Company’s common stock (as adjusted for the Merger Exchange Ratio as described in Note 3 ) for the years ended December 31, 2022 and 2021:

(In thousands, except shares and per share amounts)	2022	2021
Numerator:
Net loss	$(50,988)	$(94,331)
Denominator:
Basic weighted average common shares outstanding	115,875,505	32,679,105
Loss per share:
Basic and diluted	$(0.44)	$(2.89)
As noted above, potential common shares outstanding that are considered anti-dilutive are excluded from the computation of diluted earnings per share. As the Company has incurred losses inception to date, due to its start-up nature, potential common shares are anti-dilutive due to this net loss. The number of potential shares outstanding that were anti-dilutive and therefore excluded from the computation of diluted earnings per share, weighted for the portion of the period they were outstanding, were as follows for the years ended December 31, 2022 and 2021, respectively.

	2022	2021
Redeemable convertible preferred stock	—	57,500,504
Stock options	26,840,283	17,697,264
Restricted stock units	3,798,542	—
ESPP	104,589	—
Earn-out shares	12,500,000	1,986,301
Warrants	—	8,838
Total	43,243,414	77,192,907
15. Related-Party Transactions
For the years ended December 31, 2022 and 2021, the Company had related-party revenue of $6.9 million and $13.7 million, respectively, and as of December 31, 2022 and 2021, related-party receivables of $0.7 million and $2.0 million, respectively, from Pharmaceutical Products Development, LLC (“PPD”), a wholly-owned subsidiary of Thermo Fisher Scientific, Inc. and a shareholder who beneficially owns 5 percent or more of the Company’s shares.
For the year ended December 31, 2021, the Company had related-party revenue of $1.4 million from Novartis Pharma AG who had a 50% ownership in dRx Capital AG, a shareholder who, until July 2021, had a minority interest in the Company and a seat on the Company’s Board of Directors. In July 2021, dRx Capital AG was dissolved and their interest in the Company was distributed to their owners, one of which was Novartis Pharma AG. This dissolution and distribution did not cause any other shareholder of the Company to obtain a minority interest in the Company.
For the year ended and as of December 31, 2021, the Company had $0.3 million related-party revenue and an immaterial receivable balance, respectively, from AlloVir, a Company in which Redmile Group, LLC has a minority interest. Entities affiliated with Redmile Group, LLC collectively own 5 percent or more of the Company’s shares. For the year ended and as of December 31, 2022, the Company had no related party balances with AlloVir.
16. Commitments and Contingencies
The Company is subject to proceedings incidental to its business. The Company records accruals for claims, suits, investigations, and proceedings when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews these contingencies regularly and records or adjusts accruals related to such matters to reflect the impact and status of any settlements, rulings, advice of counsel or other information pertinent to a particular matter. Gain contingencies are not recognized. Legal costs associated with contingencies are expensed as

Science 37 Holdings, Inc.
Notes to Consolidated Financial Statements (continued)
December 31, 2022 and 2021

16. Commitments and Contingencies (continued)
incurred. Since these matters are inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events.
As of December 31, 2022, the Company had no material contingent losses recorded.
Please refer to Note 7 for details surrounding lease commitments and Note 17 for information regarding the contingent obligation regarding the Earn-Out Shares.
17. Earn-Out Shares
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
As of December 31, 2022, the stockholders and option holders are estimated to receive approximately 11,131,713 and 1,368,287 Earn-Out Shares, respectively. The fair value of the Earn-Out Shares is approximately $0.02 (Trigger 1) and approximately $0.01 (Trigger 2) per share as of December 31, 2022.
Through the third quarter of 2022, the estimated fair value of the Earn-Out Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earn-Out Period using the most reliable information available. This valuation method falls into Level 3 fair value hierarchy for inputs used in measuring fair value and is based on inputs that are unobservable and significant to the overall fair value measurement. Unobservable inputs are inputs that reflect the Company's judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. To the extent that the valuation is based on models or inputs that are unobservable in the market, the determination of fair value requires management to exercise a high degree of judgment. Change in significant unobservable inputs could result in a higher or lower fair value measurement of the liability associated with of the Earn-Out Shares. Based on the previous year’s Monte Carlo simulation valuation model results, the change in the Company’s stock price and the relative immaterial nature of the earn-out liability, the fair value of the Earn-Out Shares for the fourth quarter of 2022 was determined using a valuation methodology that the Company believes approximates the fair value of the Earn-Out Shares that would be determined using the Monte Carlo simulation valuation model. Assumptions used in the Monte Carlo simulation valuation at December 31, 2021 were as follows:

Stock price	$12.47
Expected volatility	55.0%
Risk-free interest rate	0.91%
Forecast period (in years)	2.8
Former Science 37 Shareholders
The Company has determined that the contingent obligation to issue Earn-Out Shares to former Science 37 shareholders is not indexed to the Company's stock under ASC Topic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, and therefore equity treatment is precluded. The Triggering Event that determines the issuance of the Earn-Out Shares includes terms that are not solely indexed to the common stock of the Company and, as such, liability

Science 37 Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2022 and 2021
17. Earn-Out Shares (continued)
classification is required. For the year ended December 31, 2022, there was a decrease in the earn-out liability of $98.7 million, which was recorded as a gain in “Change in fair value of earn-out liability” within the consolidated statements of operations and comprehensive loss. In accordance with the Merger Agreement, Earn-Out Shares attributable to former Science 37 option holders who discontinue providing service before the occurrence of the Triggering Event are reallocated to the remaining eligible former stockholders and former option holders.
The earn-out liability is recorded on the balance sheet as a non-current liability because potential payment of the liability will be settled in the Company’s common shares. The following table presents a reconciliation of changes in the carrying amount of the contingent earn-out liability classified as Level 3 fair value hierarchy using significant unobservable inputs:

(In thousands)	Earn-Out Liability
Balance at October 6, 2021	$67,600
Change in fair value related to option holder forfeitures	627
Change in fair value related to share valuation inputs	30,673
Total change in fair value recognized in earnings	$31,300
Balance at December 31, 2021	$98,900
Change in fair value related to option holder forfeitures	182
Change in fair value related to share valuation inputs	(98,912)
Total change in fair value recognized in earnings	$(98,730)
Balance at December 31, 2022	$170
Former Science 37 Option Holders
The contingent obligation to issue Earn-Out Shares to former Science 37 option holders falls within the scope of ASC 718, Compensation - Stock Compensation, because the option holders are required to continue providing service until the occurrence of the Triggering Event(s). For the year ended December 31, 2022, the Company recorded approximately $5.9 million in stock-based compensation expense related to the Earn-Out Shares. Approximately $0.5 million of unrecognized compensation expense was remaining at December 31, 2022, which is expected to be recognized over the remaining derived service period of 0 years (Trigger 1) and 0.2 years (Trigger 2).
18. Stock-Based Compensation
Overview
The Company has two equity-based compensation plans, the Science 37 Holdings, Inc. 2021 Incentive Award Plan (“2021 Plan”) and the 2022 Employment Inducement Incentive Award Plan (“2022 Plan”, together with the 2021 Plan, the “Plans”). From the 2021 Plan, stock-based compensation awards can be granted to employees, consultants, and non-executive directors. From the 2022 Plan, inducement stock-based awards can be granted to newly hired employees in accordance with Nasdaq Listing Rules. Prior to the consummation of the Merger in the fourth quarter of 2021, the Company granted stock options to employees under the Science 37, Inc. 2015 Stock Option Plan (the “2015 Plan”). No further awards have been or will be made under the 2015 Plan following the effectiveness of the 2021 Plan. The 2021 Plan allows for the grant of awards in the form of: (i) incentive stock options; (ii) non-qualified stock options; (iii) stock appreciation rights; (iv) restricted stock; (v) restricted stock units (“RSUs”); (vi) dividend equivalents; and (vii) other stock and cash-based awards. The 2022 Plan allows for the grant of awards in the form of: (i) non-qualified stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units (“RSUs”); (v) dividend equivalents; and (vi) other stock and cash-based awards. The Compensation Committee of the Board is responsible for the administration of both plans. In addition, in connection with the closing of the Merger, the Company adopted an Employee Stock Purchase Plan (the “ESPP”).
The terms of stock-based instruments granted are determined at the time of grant and are typically subject to such conditions as continued employment and the passage of time. The Company has granted 1) stock options, which typically vest at 25% per year and become exercisable after one year of service after the date of issuance, with equal and successive

Science 37 Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2022 and 2021
18. Stock-based Compensation (continued)
vesting for the next 36 months, as long as the employee provides service to the Company, as defined and 2) RSUs, which are contingent upon continued service and vest over time in annual or bi-annual installments over the vesting period, which is typically 1 to 3 years. In addition, employees, consultants, and directors owning stock options immediately prior to the Merger were granted the right to receive a number of Earn-Out Shares as described in Note 17.
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
The shares of common stock underlying any awards that are forfeited, canceled, reacquired by the Company prior to vesting, or otherwise terminated other than by exercise are added back to the shares of common stock available for issuance. The units available for issuance may be authorized but unissued or reacquired by the Company. No award may be granted under the Plans upon the earlier of the tenth anniversary of the date the plan is adopted by the Board, the date on which all units available for issuance under the Plans shall have been issued as vested units, or the termination of all outstanding awards under the Plans in connection with a change in control.
As of December 31, 2022, the maximum number of shares reserved for issuance under the Company’s stock-based compensation plans was 47,826,613, of which 5,262,166 shares were available for future grants.
Stock Options
As of December 31, 2022 and 2021, the Company had issued 30,930,263 and 30,424,325 options to purchase shares of common stock of which 6,440,039 and 4,999,036 had been exercised and 24,490,224 and 25,425,289 remained outstanding, respectively.
The following table summarizes the stock option activity for the years ended December 31, 2022 and 2021:

(Aggregate intrinsic value in thousands)	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	13,594,702	$0.38	8.35
Granted	16,891,718	7.88	0
Exercised	(3,606,121)	0.40	0
Forfeited	(1,455,010)	1.39	0
Outstanding as of January 1, 2022	25,425,289	$5.30	8.91
Granted	4,369,239	10.45	0
Exercised	(1,441,003)	0.58	0
Forfeited	(3,863,301)	7.60	0
Outstanding at December 31, 2022	24,490,224	$6.16	6.43	$646,417
Exercisable at December 31, 2022	10,682,240	$3.81	6.01	$458,705
The total intrinsic value of options exercised was approximately $0.1 million and $43.5 million in 2022 and 2021, respectively. As of December 31, 2022 and 2021, total unrecognized compensation cost related to unvested stock options was approximately $38.8 million and $60.0 million, respectively, which is expected to be recognized over a weighted average period of 2.41 and 3.14 years, based on the original date of service of each specific grant holder.
The Company received cash of approximately $0.6 million and $1.4 million in 2022 and 2021, respectively, from options exercised.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2022 and 2021
18. Stock-based Compensation (continued)
Other information about the Company’s stock options for the years ending December 31, 2022 and 2021 was as follows:

(In thousands)	2022	2021
Total grant date fair value of stock options vested	$14,718	$776
The stock options granted during the years ended December 31, 2022 and 2021 had a weighted-average fair value of $6.89 and $3.71 per share, respectively at the grant date. The following table summarizes the assumptions used in valuing the stock options for the years ended December 31, 2022 and 2021:

	2022	2021
Expected term	0.13 - 6.25 years	5.50 - 6.25 years
Risk-free interest rate	0.8% – 4.1%	0.6% – 1.4%
Expected volatility	69.8% – 98.7%	46.3% – 47.7%
Dividend yield	0%	0%
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
Restricted Stock Units
In May 2022, the Company began granting RSUs to certain officers and employees, and to the Board of Directors. The following table summarizes the RSU award activity for the year ended December 31, 2022:

(Aggregate fair value in thousands)	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Fair Value
Outstanding at December 31, 2021	—	$—
Granted	10,152,824	$2.08
Vested	—	$—
Forfeited	(415,518)	$2.70
Outstanding at December 31, 2022	9,737,306	$2.06	$20,021
As of December 31, 2022, total unrecognized compensation cost related to unvested RSUs was approximately $15.1 million, which is expected to be recognized over a weighted average period of 2.53 years.
As of December 31, 2022, there are 9,737,306 RSUs outstanding with an intrinsic value of approximately $3.7 million.
Employee Stock Purchase Plan
The ESPP is a shareholder-approved plan under which substantially all employees may voluntarily enroll to purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or end of the six-month offering periods. Employees may not purchase more than 5,000 shares annually under the plan.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2022 and 2021
18. Stock-based Compensation (continued)
The first six-month ESPP offering period began on September 1, 2022. As of December 31, 2022, there were no shares issued and 6,236,302 shares reserved for future issuance under the ESPP. The fair value of the shares under the ESPP is calculated on the first day of the offering period (the grant date) using the Black-Scholes valuation model and the following assumptions:

2022
Expected term	0.50 years
Risk-free interest rate	3.3%
Expected volatility	90.2%
The fair value of the shares under the ESPP is amortized straight-line over the six-month offering period.
As of December 31, 2022, there are 250,325 ESPP shares outstanding with a de minimis intrinsic value.
Earn-Out Shares
As outlined in Note 17, the contingent obligation to issue Earn-Out Shares to former Science 37 option holders falls within the scope of ASC 718, Compensation - Stock Compensation, because the option holders are required to continue providing service until the occurrence of the Triggering Event(s). Refer to Note 17 for additional information regarding the Earn-Out Shares.
Stock-based Compensation Expense
Total stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021 as follows:

(In thousands)	2022	2021
Cost of revenue (stock options, RSUs and ESPP)	$1,743	$846
Selling, general and administrative (stock options, RSUs and ESPP)	16,896	5,481
Selling, general and administrative (earn-out shares)	5,923	2,080
Total stock-based compensation expense	$24,562	$8,407
For the year ended December 31, 2022, stock-based compensation expense recognized in the statements of operations differs from the impact of stock-based compensation to additional paid in capital due to $1.4 million of stock-based compensation capitalized as part of software development activities.
There was no income tax benefit recognized in the consolidated statements of income for Stock-based compensation arrangements for the years ended December 31, 2022 and 2021, respectively.
Modification to Outstanding Equity Awards
During the year ended December 31, 2022, 1,737,263 stock option and 570,159 RSU awards were modified related to five terminated employees who continued as consultants providing part-time (non-substantive) services. The stock options and RSU’s for these terminated employees continue to vest if consulting services are rendered through the consulting termination dates which range from nine to twelve months. Since the consulting services are non-substantive, the change in vesting conditions resulted in a Type III modification of the stock related awards. As a result, the Company reversed $1.9 million of stock-based compensation expense related to these modifications due to a net decrease in the fair value of these awards on the date of the modifications.
19. Employee Benefit Plan
The Company sponsors a defined contribution plan, the Science 37, Inc. Profit Sharing Plan (the “401(k) Plan”) which is a tax-qualified retirement and savings plan covering all full-time employees of the Company, subject to certain eligibility requirements. The Company matches employees’ contributions at 50% up to a maximum of the first 6% of an employee’s eligible compensation.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2022 and 2021
19. Employee Benefit Plan (continued)
For the years ended December 31, 2022 and 2021, the Company made matching contributions of $1.7 million and $1.0 million, respectively.
The Company’s contributions associated with its defined contribution retirement plan are recorded in cost of revenue and selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss.
20. Income Taxes
For the years ended December 31, 2022 and 2021, the amount of loss before taxes was:

(In thousands)	2022	2021
U.S. loss before taxes	$(50,722)	$(94,330)
Foreign loss before taxes	(356)	—
Total loss before taxes	$(51,078)	$(94,330)
Current income tax expense for the years ended December 31, 2022 and 2021 was nominal. Deferred income tax expense for the years ended December 31, 2022 and 2021 was $(0.1) million and $— million, respectively.
The effective tax rates for the years ended December 31, 2022 and 2021 are different from the federal statutory rate primarily due to a full valuation allowance against net deferred tax assets, in both years, as a result of insufficient sources of income. The reconciliation of tax expense at the U.S. Federal Statutory tax rate versus the recorded income tax expense is as follows for the years ended December 31, 2022 and 2021:

(In thousands)	2022	2021
U.S. federal statutory rate	$(10,726)	$(19,809)
State income tax, net of federal benefit	(6,856)	(2,353)
(Gain) loss on earn-out	(20,733)	6,573
Transaction costs	(2,599)	669
Stock-based compensation	1,107	31
Permanent items	104	20
Section 162(m)	2,905	667
Other adjustments	17	(216)
Rate adjustment	204	(44)
Return to provision	194	2
Valuation allowance	36,293	14,461
Total income tax expense (benefit)	$(90)	$1

Science 37 Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2022 and 2021
20. Income Taxes (continued)
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets for the years ended December 31, 2022 and 2021 consisted of the following:

(In thousands)	2022	2021
Net operating loss carryforwards	$62,854	$43,087
Amortizable assets	7,929	180
Equity compensation	3,011	841
Salaries and wages	983	1,277
Deferred revenue	658	101
Operating lease liability	341	613
Fixed assets	156	—
Other	229	69
Total deferred tax assets	76,161	46,168
Less: valuation allowance	(76,070)	(39,777)
Net deferred tax asset	91	6,391
Operating lease ROU	—	(524)
Fixed assets	—	(5,867)
Total deferred tax liabilities	—	(6,391)
Net deferred tax assets (liabilities)	$91	$—
The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred taxes can be realized as of December 31, 2022 and 2021; accordingly, the Company has recorded a full valuation allowance on its US deferred tax assets. The valuation allowance increased $36.3 million and $14.5 million during the years ended December 31, 2022 and 2021, respectively. The foreign subsidiaries are cost-plus entities and are not expected to have any material DTAs or NOLs outside the start-up phase. As such, no valuation allowance has been applied.
At December 31, 2022, the Company has federal net operating loss (“NOL”) carryforwards of approximately $253.7 million, state NOL carryforwards of $179.1 million, and foreign NOL carryforwards of $0.2 million. As a result of Tax Cuts and Jobs Act, for U.S. income tax purposes, the NOL generated in tax years beginning before January 1, 2018 can be carried forward for 20 years, but NOL generated for tax years beginning after December 31, 2017 are carried forward indefinitely and are limited to 80% utilization against taxable income. Of the total federal NOL, $30.2 million will begin to expire in 2034 and $223.4 million will not expire but can only offset 80% of future taxable income in any given year. Of the total state NOL carryforwards, $8.7 million can be carried forward indefinitely, with the remainder first beginning to expire in 2029. Of the total foreign NOL carryforwards, $0.2 million can be carried forward indefinitely.
Pursuant to Code Sections 382 and 383, annual use of our NOLs may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed a formal study in accordance with sections 382 and 383 to determine the limitations if a change in ownership occurs or if there are any limitations on the utilization of NOL carryforwards. If NOL carryforwards are eliminated, the related tax assets would be removed from the deferred tax assets schedule with a corresponding reduction in the valuation allowance.
The Company files US. federal and various state and local income tax returns and is not under examination by any of the taxing authorities. Tax years 2019 and forward remain open for examination for federal tax purpose and tax years 2018 and forward remain open for examination for state tax purposes. Carryforward attributes that were generated in years where the statute of limitation is closed may still be adjusted upon examination by the Internal Revenue Service or other respective tax authority.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2022 and 2021
20. Income Taxes (continued)
The Inflation Reduction Act (IRA) was signed into law on August 16, 2022. The IRA introduces a 15% corporate alternative minimum tax (CAMT) for corporations whose average annual adjusted financial statement income (AFSI) for any consecutive three-tax-year period ending after December 31, 2021 and preceding the tax year exceeds $1 billion and a 1% excise tax on stock repurchases made by publicly traded US corporations. Since the Company does not meet the book income threshold to be subject to CAMT, the excise tax is not an ASC 740 tax, they are not expected to have any impact. The other tax law updates are not expected to have any material impact to the Company's financial statements and related disclosures. The Company will continue to evaluate the impact and will monitor in future quarters.
The CHIPS and Science Act was signed into law on August 9, 2022. The Act introduces the advanced manufacturing investment tax credit, a 25% tax credit for investments in semiconductor manufacturing. It also includes incentives for manufacturing semiconductors, as well as specialized tooling equipment required in the semiconductor manufacturing process. The Company is not currently claiming any such tax credits, as such the tax law updates are not expected to have any material impact to the Company's financial statements and related disclosures.
The following table summarizes the reconciliation of the unrecognized tax benefits activity during the years ended December 31, 2022 and 2021 (in thousands):

(In thousands)	2022	2021
Unrecognized tax benefits – beginning	$240	$240
Gross increases – tax positions in prior period	—	—
Gross decreases – tax positions in prior period	—	—
Gross increase – current-period tax positions	—	—
Gross decrease – current-period tax positions	—	—
Settlements	—	—
Lapse of statute of limitations	—	—
Unrecognized tax benefits – ending	$240	$240
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
The Tax Cuts and Jobs Act subjects a U.S. shareholder to tax on Global Intangible Low-taxes Income (“GILTI”) earned by certain foreign subsidiaries. Pursuant to the FASB Staff Q&A, Topic 740 No.5. Accounting for Global Intangible Low-taxed Income, the Company is allowed to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as period expense only. The Company has elected to account for GILTI in the year the tax is incurred.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of the disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
Attestation of Independent Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation by our independent registered public accounting firm regarding our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as we are both an “emerging growth company,” as defined in the JOBS Act, and a non-accelerated filer. Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Current Directors and Executive Officers
The following table provides information regarding our executive officers and members of our board of directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position
David Coman	53	Chief Executive Officer and Director
Mike Zaranek	51	Chief Financial Officer
Jonathan Cotliar	52	Chief Medical Officer
Darcy Forman	48	Chief Delivery Officer
Christine Pellizzari	55	Chief Legal and Human Resources Officer
Michael Shipton	50	Chief Commercial Officer
Bhooshitha B. De Silva	48	Director
Robert Faulkner	60	Chairman and Director
John W. Hubbard	66	Director
Emily Rollins	53	Director
Neil Tiwari	36	Director
Paul von Autenried	61	Director
David Coman. David Coman has been Science 37’s Chief Executive Officer since November 2019 and has also been a director on our Board since October 2021. Prior to joining Science 37, Mr. Coman served as Chief Strategy Officer of ERT, a global data and technology company, from 2016 to 2019. Prior to that, Mr. Coman was Chief Marketing Officer of IQVIA, formerly Quintiles and IMS Health, Inc., a leading global provider of advanced analytics, technology solutions, and clinical research services, where he was also the founder of its Digital Patient business. Prior to Quintiles, Mr. Coman was the Chief Marketing Officer at Dendrite International, a company that develops and services software for the pharmaceutical industry. Earlier in his career, Mr. Coman held a variety of marketing leadership roles in telecommunications, including AOL Local & Long Distance (Talk America), Excel Communications, and Aerial Communications. Mr. Coman received a Bachelor of Arts in Advertising from Michigan State University and a Master of Business Administration degree in Marketing, Entrepreneurship, and Finance from the Kellogg Graduate School of Management at Northwestern University.
We believe that Mr. Coman is qualified to serve on our board of directors based on his expertise in product and business development and strategy.
Mike Zaranek. Mike Zaranek has been Science 37’s Chief Financial Officer since April 2020, where he also serves as a member of our senior executive team. Prior to joining Science 37, Mr. Zaranek served as Vice President, Finance for the Contract Sales and Medical Solutions Global Business unit of IQVIA, a leading global provider of advanced analytics, technology solutions, and clinical research services, from May 2015 to April 2020. Previously, Mike spent almost two decades in corporate development roles. In the aggregate, Mr. Zaranek has experience in excess of $20 billion in inorganic and capital market transactions. Mr. Zaranek received a Bachelor of Science degree in Accounting from The Pennsylvania State University and a Master of Business Administration degree from Duke University.
Jonathan Cotliar. Jonathan Cotliar has been Science 37’s Chief Medical Officer since May 2019. Prior to assuming the role of Chief Medical Officer, Dr. Cotliar served as Vice President of Medical Affairs of Science 37 from November 2016 to May 2019. Dr. Cotliar previously served as director of inpatient dermatology at Harbor-UCLA Medical Center and also previously held full-time faculty appointments at the David Geffen School of Medicine at UCLA, Northwestern University Feinberg School of Medicine, and City of Hope National Medical Center, where he was chief of the Division of Dermatology. Dr. Cotliar received a Bachelor of Arts from Trinity College, a Doctor of Medicine degree from the University of Kentucky College of Medicine, and completed his training in dermatology and internal medicine at the David Geffen School of Medicine at UCLA. While at UCLA, Dr. Cotliar completed an NIH-sponsored K30 Fellowship in translational investigation. He is also board-certified in both internal medicine and dermatology.

Darcy Forman. Darcy Forman has been employed by Science 37 since January 2020, when she served as Vice President of Clinical Operations, and has served as Chief Delivery Officer since January 2021. Prior to joining Science 37, Mrs. Forman served as Vice President of Corporate Development of Firma Clinical Research, a contract research company, from July 2016 to September 2019. Mrs. Forman previously served in multiple clinical operations and project management positions at various CROs spanning large, mid-size, and niche including i3 Research (now Syneos), Health Decisions and Clinipace. Prior to that, Mrs. Forman served as Bench Scientist before transitioning to the Clinical Research division of Pfizer, Inc., a pharmaceutical corporation, from June 1997 to January 2007. Mrs. Forman received a Bachelor of Arts in chemistry from Lake Forest College.
Christine Pellizzari.   Christine Pellizzari has been Science 37’s Chief Legal Officer since July 2021 and its Chief Human Resources Officer since July 2022. Ms. Pellizzari served as the General Counsel and Corporate Secretary of Insmed, Inc., a global biopharmaceutical company, from 2013 to 2021 and as Chief Legal Officer from 2018 to July 2021. Prior to joining Insmed, from 2007 through 2012, Ms. Pellizzari held various legal positions of increasing responsibility at Aegerion Pharmaceuticals, Inc., most recently as Executive Vice President, General Counsel and Secretary. Prior to Aegerion, Ms. Pellizzari served as Senior Vice President, General Counsel and Secretary of Dendrite International, Inc. Ms. Pellizzari joined Dendrite from the law firm of Wilentz, Goldman & Spitzer where she specialized in health care transactions and related regulatory matters. She previously served as law clerk to the Honorable Reginald Stanton, Assignment Judge for the Superior Court of New Jersey. Ms. Pellizzari received her Bachelor of Arts, cum laude, from the University of Massachusetts, Amherst and her Juris Doctor degree from the University of Colorado, Boulder.
Michael Shipton. Michael Shipton has been Science 37’s Chief Commercial Officer since September 2022. Prior to his position with Science 37, Mr. Shipton served as Senior Vice President, Customer Solutions and Strategy, at Syneos Health, Inc., a biopharmaceutical solutions organization, from 2021 through 2022, and prior to that role, as Senior Vice President, Market Development and Customer Engagement, from 2019 through 2021, and as Vice President, Global Deal Strategy, from 2017 through 2019. Prior to joining Syneos, from 2009 through 2017, Mr. Shipton held various leadership positions at Quintiles Transnational Holdings Inc., a research, clinical trial and pharmaceutical consulting company, most recently as Senior Director, Global Head of Strategic Pricing and Partnering. Prior to Quintiles, Mr. Shipton spent 17 years at Nortel Networks, a communications provider, where he held multiple leadership positions in the areas of finance, global customer care services, global corporate operations and global business services. Mr. Shipton received a Master of Business Administration from Pfeiffer University and a Bachelor of Arts in Business Management from North Carolina State University.
Bhooshitha B. De Silva. Bhooshitha B. De Silva has been a director on our Board since October 2021. Mr. De Silva has been Senior Vice President, Global Head of Corporate Development and Strategy, at Pharmaceutical Product Development, a global contract research organization providing drug development, laboratory and lifecycle management services, since 2014. Pharmaceutical Product Development, with its affiliates, is a greater than 5% stockholder of the Company. Prior to that, Mr. De Silva served as Vice President, Corporate Development and Head of International, of Optimer, a materials research, development, and testing laboratory, from 2011 to 2014 and Vice President, Head of Business Development and Strategy, of Pfizer, Inc., a pharmaceutical corporation, from 2000 to 2011. Mr. De Silva received a Master of Engineering degree from Imperial College London in 1995, a Master of Science degree in Economics from the London School of Economics in 1997 and a Master of Science degree in Management Science from Stanford University in 2000.
We believe that Mr. De Silva is qualified to serve on our Board based on his extensive operational, managerial and strategic experience.
Robert Faulkner. Robert Faulkner has been a director on our Board since October 2021. Mr. Faulkner has been a Managing Director at Redmile Group, LLC, a health care- focused investment firm, since February 2008. Prior to Redmile, Mr. Faulkner was a sell-side equity analyst for 16 years, from 1992 to 2008, including at Hambrecht & Quist (now JPMorgan), Thomas Weisel Partners (now Stifel Financial Corp.) and SG Warburg & Co. (now UBS). Mr. Faulkner has also served as a director of MedAvail Holdings, Inc. (Nasdaq: MDVL) since November 2020. Mr. Faulkner received a Bachelor of Arts in Government in 1984 from Harvard College and a Master of Business Administration from the Tuck School of Business at Dartmouth College in 1990.
We believe that Mr. Faulkner is qualified to serve on our Board based on his extensive strategic, investment and operational experience in the healthcare industry.
John W. Hubbard. John W. Hubbard has been a director on our Board since October 2021. Prior to joining Science 37, Mr. Hubbard was the President and Chief Executive Officer of Bioclinica, Inc., an integrated clinical life science solutions provider, from 2015 to 2018, during which he also served as a member of Bioclinica’s board of directors and audit committee. Prior to Bioclinica, Mr. Hubbard held senior executive positions with Pfizer, ICON plc, Parexel, and

Hoechst Marion Roussel Pharmaceuticals (now Sanofi). Mr. Hubbard has also served and serves on the boards of directors of various companies, including Agile Therapeutics, Inc. (Nasdaq: AGRX) since October 2014, Signant Health (formerly CRF Health and Bracket) since July 2018, where he also serves as the Chairman of the Board of Directors, and Advarra, Inc. since July 2019, where he also serves as independent director. Mr. Hubbard currently serves as Healthcare Strategic Advisory Board Member of Genstar Capital, a leading middle-market private equity firm, since 2018. Mr. Hubbard has also served as Chairman of the Science & Technology Committee of Agile Therapeutics, from June 2015 to June 2020, where he currently serves as Chairman of the Nominating and Governance Committee since June 2020, and member of the Audit Committee since January 2015 and the Finance Committee since June 2015. Mr. Hubbard received a Bachelor of Science degree from Santa Clara University and a Doctor of Philosophy degree from the University of Tennessee.
We believe that Mr. Hubbard is qualified to serve on our board of directors based on his 35 years of expertise in the healthcare industry, as well as his extensive service in boards and committees of numerous companies.
Emily Rollins. Emily Rollins has been a director on our Board since October 2021. Ms. Rollins has served in various positions at Deloitte & Touche LLP (“Deloitte”) beginning in 1992, including as an Audit and Assurance Partner from 2006 to 2020. At Deloitte, Ms. Rollins served technology, media and life sciences companies and guided hundreds of clients through complex audit and reporting processes. Ms. Rollins also served in positions of increasing responsibility, including leadership roles in Deloitte’s U.S. Technology, Media, and Telecommunications industry group, Audit Innovation and Transformation, and Diversity and Inclusion. She led firm-wide initiatives to recruit, develop and retain women and diverse professionals as well as transform and modernize Deloitte’s audit platform. Ms. Rollins currently serves on the boards of directors and audit committees of Dolby Laboratories, Inc. (NYSE:DLB) and Xometry, Inc. (Nasdaq: XMTR). In addition, Ms. Rollins serves on the boards of several private companies, non-profit entities and associations. Ms. Rollins is a Certified Public Accountant and holds a B.A. degree in Accounting and International Relations from Claremont McKenna College.
We believe Ms. Rollins is qualified to serve on our Board based on her extensive experience and service as a director at numerous companies.
Neil Tiwari. Neil Tiwari has been a director on our Board since October 2021. Mr. Tiwari has served as a Partner of Private Healthcare Ventures at Magnetar Capital, a global hedge fund with over $14 billion of assets under management, based in Evanston, IL, since May 2021. Prior to this role, Mr. Tiwari served as Managing Director of dRx Capital, the digital health venture arm for Novartis, a global healthcare company based in Switzerland, from April 2019 to May 2021. Prior to that, Mr. Tiwari served as Principal of dRx Capital from September 2017 to April 2019, and served in senior product development roles from April 2015 to September 2017. Mr. Tiwari has served on the boards of directors of multiple companies, where he also served as a member of the Compensation and Mergers and Acquisitions Committees. Mr. Tiwari received a Bachelor of Science degree in Biomedical Engineering from Northwestern University in 2008, a Master of Science degree in Biomedical Engineering from Northwestern University in 2008 and a Master of Business Administration degree from the Haas School of Business at the University of California, Berkeley in 2018.
We believe that Mr. Tiwari is qualified to serve on our Board based on his expertise in the healthcare industry, as well as his extensive service in boards and committees of numerous companies.
Paul von Autenried. Paul von Autenried has been a director on our Board since September 2022. Mr. von Autenried served as the Chief Information Officer and an Executive Committee member of Bristol Myers Squibb Company, a publicly-traded biopharmaceutical company from 2011 through 2022, and prior to that role, he held various leadership positions since 1996. Prior to joining Bristol Myers Squibb, from 1991 through 1996, he served as Director of Technology at Kraft General Foods. Mr. von Autenried received a Bachelor of Electrical Engineering degree and a Master of Science in Computer Science degree from Stevens Institute of Technology in 1983 and 1986, respectively. Mr. von Autenried is a board member of QuickBase, and a board advisor for several other privately held technology companies, including Intelepeer, SafeGuard Cyber, and Dotmatics. Mr. von Autenried has also served on the board of several non-profit entities, and is currently on the board of PennMedicine Princeton Healthcare.
We believe that Mr. von Autenried is qualified to serve on our Board based on his extensive operational and managerial experience, including in the healthcare industry.

Family Relationships
There are no family relationships among any of our executive officers or directors.
Board Composition
Our Board of Directors currently consists of seven members: David Coman, Bhooshitha B. De Silva, Robert Faulkner, John W. Hubbard, Emily Rollins, Neil Tiwari and Paul von Autenried. Effective September 30, 2022, Adam Goulburn resigned from the Board of Directors and the Board appointed Paul von Autenried as a Class II director to fill the vacancy left by Mr. Goulburn’s resignation. Mr. Goulburn had served as an independent director and a member of the Nominating and Corporate Governance Committee since 2021. As set forth in our Amended and Restated Certificate of Incorporation, the Board of Directors is currently divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws provide that the authorized number of directors may be changed only by resolution of the Board of Directors. The division of our Board of Directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of our Company. Our directors may be removed only for cause by the affirmative vote of the holders of at least two-thirds in voting power of the outstanding shares of our capital stock entitled to vote in the election of directors.
Pursuant to the Director Nomination Agreement (as described further below under Item 13. Certain Relationships and Related Transactions, and Director Independence), one independent director was designated by certain affiliates of Redmile Group, LLC, who is Robert Faulkner, and one independent director was designated by Pharmaceutical Product Development, LLC, who is Bhooshitha B. De Silva.
Involvement in Certain Legal Proceedings
As of the filing of this Annual Report on Form 10-K, there are no legal proceedings, and during the past ten years there have been no legal proceedings, that are material to an evaluation of the ability or integrity of any of our directors, director nominees or executive officers.
Audit Committee and Audit Committee Financial Expert
We have a separately designated standing audit committee (“Audit Committee”) that consists of Emily Rollins, Neil Tiwari and Paul von Autenried. Ms. Rollins serves as the Chairperson of the committee. Our Board has affirmatively determined that each of Ms. Rollins, Mr. Tiwari and Mr. von Autenried qualifies as independent for purposes of serving on an audit committee under Rule 10A-3 promulgated under the Exchange Act and Nasdaq’s additional standards applicable to Audit Committee members. The members of our Audit Committee meet the requirements for financial literacy under the applicable Nasdaq rules. In addition, our Board of Directors has determined that Ms. Rollins qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K, and under the similar Nasdaq rules requirement that the Audit Committee have a financially sophisticated member.
Code of Conduct
We have a written Code of Conduct that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the Code of Conduct on our website, www.science37.com, in the “Investor Relations” section under “Corporate Governance.” In addition, we intend to post on our website all disclosures that are required by law or the rules of Nasdaq concerning any amendments to, or waivers from, any provision of the Code of Conduct.
Item 11. Executive Compensation
This section discusses the material components of the executive compensation program for our executive officers who are named in the “2022 Summary Compensation Table” below. In 2022, our “named executive officers” and their positions were as follows:
•David Coman, our Chief Executive Officer;
•Darcy Forman, our Chief Delivery Officer; and
•Christine Pellizzari, our Chief Legal and Human Resources Officer.

2022 Summary Compensation Table
The following table sets forth information concerning the compensation of our named executive officers for the year ended December 31, 2022.

Name and Principal Position (1)	Year	Salary ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
David Coman	2022	550,000	3,044,998	4,221,728	137,500	108,628	8,062,855
Chief Executive Officer	2021	435,227	3,013,314	4,632,383	289,500	62,321	8,432,745
Darcy Forman	2022	400,000	1,777,174	1,601,343	96,000	54,580	3,929,097
Chief Delivery Officer							—
Christine Pellizzari	2022	400,008	2,327,624	1,802,379	96,000	25,568	4,651,579
Chief Legal and Human Resources Officer	2021	192,574	53,162	6,744,384	200,000	6,743	7,196,863
______________
(1)Ms. Forman became a named executive officer for the first time in 2022.
(2)Amounts represent the aggregate grant-date fair value of the restricted stock units granted to each of our named executive officers in 2022 and the Earn-Out Shares (as defined below) granted to Mr. Coman and Ms. Pellizzari in 2021, in each case, computed in accordance with ASC Topic 718. Assumptions used to calculate the grant date fair value of restricted stock units are included in Note 18 in Item 8 Financial Statements and Supplementary Data in this Annual Report on Form 10-K
Earn-Out Shares may be issuable to each named executive officer with respect to outstanding stock options held by the executive as of the consummation of the Business Combination if a Triggering Event (as defined below) occurs within the Earn-Out Period (as defined below), subject to the executive’s continued services through the time of such Triggering Event. The Earn-Out Shares will also be earned and issuable in the event of a change in control during the Earn-Out Period that results in the holders of our common stock receiving a per-share price equal to or in excess of any Triggering Event threshold. The Earn-Out Shares are described below under “Narrative to Summary Compensation Table - Equity Compensation.”
We have determined that the contingent obligation to issue Earn-out Shares to former Legacy Science 37 option holders, including the named executive officers, falls within the scope of ASC Topic 718 for stock-based compensation transactions because the option holders are required to continue providing service until the occurrence of the applicable Triggering Event. The fair value of the Earn-Out Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential outcomes over the Earn-Out Period using the most reliable information available. Assumptions used in the calculation of these amounts are included in Note 17 in Item 8 Financial Statements and Supplementary Data in this Annual Report on Form 10-K.
(3)Amounts represent the aggregate grant date fair value of stock options granted to our named executive officers computed in accordance with ASC Topic 718. Assumptions used to calculate these amounts are included in Note 18 in Item 8 Financial Statements and Supplementary Data in this Annual Report on Form 10-K.
(4)Amounts represent bonuses earned by each named executive officer under our annual bonus plan and paid in cash. For additional information on these payments, see “ Narrative to Summary Compensation Table - Bonuses” below.
(5)Amount reported in this column for 2022 consist of the following:

Name	401(k) plan matching contributions	Housing reimburse- ments	Group life insurance premiums paid by employer	Payment for paid-time-off accrual**	Imputed income for supplemental individual disability insurance
David Coman	$13,500	$33,760	$462	$49,712	$11,194
Darcy Forman	$8,822	$—	$462	$39,747	$5,549
Christine Pellizzari	$—	$—	$462	$16,935	$8,171
**In 2022, Mr. Coman waived his payment for his paid-time-off accrual.
(6)Ms. Pellizzari commenced employment as our Chief Legal Officer, effective as of July 8, 2021. This amount represents the base salary amount received by Ms. Pellizzari during fiscal year 2021, which was pro-rated for the time served in her position during fiscal year 2021.

Narrative to Summary Compensation Table
2022 Salaries
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
No changes were made to the annual base salaries of our named executive officers during 2022. Accordingly, for 2022, the base salaries of Mr. Coman and Ms. Forman, which were most recently adjusted in October 2021, remained at $550,000 and $400,000, respectively, and the base salary of Ms. Pellizzari, which was established in July 2021, remained at $400,000.
2022 Bonuses
We maintained an annual performance-based cash bonus program for 2022 in which each of our named executive officers participated. Bonus payments under the 2022 bonus program were determined based on achievement of certain corporate performance goals approved by the Compensation Committee (and with respect to our Chief Executive Officer, such goals approved by the Board), subject to the applicable executive’s continued employment through the payment date and subject to the Compensation Committee’s discretion (or Board’s discretion with respect to our Chief Executive Officer) to allow for individual adjustments based on the achievement of certain strategic and operational initiatives.
Each named executive officer has a target bonus opportunity, defined as a percentage of his annual base salary. The annual target bonuses for 2022 for Mr. Coman, Ms. Forman and Ms. Pellizzari, expressed as a percentage of base salary, were 100%, 50% and 50%, respectively.
Under our 2022 annual bonus program, each named executive officer’s target bonus was based on the attainment of the following performance metrics: (i) net bookings (weighted at twenty-five percent (25%)), (ii) revenue (weighted at twenty-five percent (25%)), (iii) adjusted EBITDA, (weighted at twenty-five percent (25%)), and (iv) strategic and operational initiatives of top line growth, customer success, innovation and quality, and governance, (collectively weighted at twenty-five percent (25%) and subject to the discretionary assessment by the Compensation Committee or Board). Earned bonuses under the 2022 bonus program were paid following the end of calendar year 2022. The actual aggregate bonuses paid to our named executives under our 2022 bonus program, as determined by our Board based on the level at which the applicable performance goals were attained, are set forth above in the Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation.”
Equity Compensation
In connection with the Business Combination, the Board adopted, and our stockholders approved, the Science 37 Holdings, Inc. 2021 Incentive Award Plan (the “2021 Plan”) in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our Company and certain of our affiliates and to enable our Company and certain of our affiliates to obtain and retain services of these individuals, which is essential to our long-term success. Equity awards under the 2021 Plan are at-risk compensation and are designed to provide our executives with a continuing stake in our long-term success.
In January 2022, the Board granted stock options under the 2021 Plan to each of Mr. Coman, Ms. Forman and Ms. Pellizzari covering 557,692, 211,538 and 238,095 shares of our Common Stock, respectively, at an exercise price of $11.47 per share (collectively, the “January 2022 Options”). The January 2022 Options will vest and become exercisable as to 25% of the underlying shares subject to the option on the first anniversary of the grant date, and with respect to 1/48th of the shares subject to the option on each monthly anniversary thereafter, for a total vesting period of 4 years, subject to the applicable executive’s continued service through the applicable vesting date. If an executive’s employment is terminated by us without “cause”, or for Mr. Coman or Ms. Pellizzari, by such executive for “good reason,” (as each such term is defined in the applicable offer letter or employment agreement), in either case, within thirty days prior to, or twelve months following, a “change in control” (as defined in the 2021 Plan), then all of the January 2022 Options then-held by such executive will become vested and exercisable in full.

In May 2022, in connection with Ms. Pellizzari’s increased corporate responsibilities, Ms. Pellizzari was granted a restricted stock unit award representing 50,000 shares of our Common Stock under our 2021 Plan, which will vest ratably over three years until fully vested on May 20, 2025, subject to Ms. Pellizzari’s continued employment through each applicable vesting date. If Ms. Pellizzari’s employment is terminated by us without “cause” or by Ms. Pellizzari for “good reason” (each as defined in Ms. Pellizzari’s employment agreement), in either case, within thirty days prior to, or twelve months following, a “change in control” (as defined in Ms. Pellizzari’s employment agreement), then all of the restricted stock units then-held by Ms. Pellizzari will become vested in full.
In August 2022, as an acceleration of 2023 annual equity grants that would typically be awarded in early 2023 as well as targeted grants for retention purposes, the Compensation Committee (and with respect to our Chief Executive Officer, the Board) granted restricted stock unit awards under the 2021 Plan to each of Mr. Coman. Ms. Forman and Ms. Pellizzari representing 1,485,365, 866,914 and 1,066,646 shares of our Common Stock, respectively, (collectively, the “August 2022 RSUs”). The August 2022 RSUs will vest ratably over three years until fully vested on August 12, 2025, subject to the applicable executive’s continued service through the applicable vesting date. If an executive’s employment is terminated by us without “cause”, or for Mr. Coman or Ms. Pellizzari, by such executive for “good reason,” (as each such term is defined in the applicable offer letter or employment agreement), in either case, within thirty days prior to, or twelve months following, a “change in control” (as defined in the 2021 Plan), then all of the August 2022 RSUs then-held by such executive will become vested in full.
The following table sets forth the stock options and restricted stock units granted to our named executive officers in the 2022 fiscal year.

Named Executive Officer	2022 Stock Options Granted	2022 RSUs Granted
David Coman	557,692	1,485,365
Darcy Forman	211,538	866,914
Christine Pellizzari	238,095	1,116,646
Earn-Out Shares
Former holders of shares of Legacy Science 37 common stock (including shares received as a result of the conversion of Legacy Science 37 preferred stock) and former holders of options to purchase shares of Legacy Science 37 are entitled to receive a pro rata share of up to 12,500,000 additional shares of our common stock (the “Earn-Out Shares”) if, during the three years following the consummation of the Business Combination (the “Earn-Out Period”), the volume weighted average share price of our common stock equals or exceeds the thresholds set forth below for a period of at least 20 days out of 30 consecutive trading days (each, a “Triggering Event”). The number of Earn-Out Shares issued upon the occurrence of a Triggering Event will be determined as follows:
•If the volume weighted average share price is equal to or greater than $15.00, a one-time aggregate issuance of 5,000,000 Earn-Out Shares will be made; and
•If the volume weighted average share price is equal to or greater than $20.00, a one-time aggregate issuance of 7,500,000 Earn-Out Shares will be made.
In respect of former holders of Legacy Science 37 options, receipt of the Earn-Out Shares is subject to continued services to the Company or one of its subsidiaries at the time of the applicable Triggering Event. If there is a change of control of Science 37 during the Earn-Out Period that will result in the holders of our common stock receiving a per share price equal to or in excess of any Triggering Event threshold, then immediately prior to such change of control, any Triggering Event that has not previously occurred shall be deemed to have occurred and Science 37 shall issue the Earn-Out Shares to the former holders of shares of Legacy Science 37 Common Stock and former holders of Legacy Science 37 options in accordance with their respective pro rata shares. The Outstanding Equity Awards at Fiscal Year-End table below shows the number of Earn-Out Shares each named executive officer is eligible to earn in respect of Legacy Science 37 stock options that were held immediately prior to the consummation of the Business Combination.
Other Elements of Compensation
Retirement Plan
We currently maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. In 2022, we made discretionary matching contributions in respect of certain contributions made by participants in the 401(k) plan (up to a specified percentage of the employee contributions), and any such matching contributions will become fully vested after an employee has provided one (1) year of service. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.
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

Outstanding Equity Awards at Fiscal Year-End
The following table summarizes the number of shares of Science 37’s common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2022.

			Option Awards					Stock Awards
Name	Grant Date	Vesting Start Date(1)(2)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Unearned Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)(4)
David Coman	4/22/2020	11/18/2019	2,800,183	1,048,366	—	$0.28	4/21/2030	—	—
	10/6/2021	—	—	—	—	—	—	484,063 (3)	200,983
	10/7/2021	10/7/2021	286,252	695,185	—	10.05	10/6/2031	—	—
	1/7/2022	1/7/2022	—	557,692	—	11.47	1/7/2032	—	—
	8/12/2022	8/12/2022	—	—	—	—	—	1,485,365	616,724
Darcy Forman	1/23/2020	1/6/2020	56,729	36,875	—	0.40	1/22/2030	—	—
	6/8/2020	6/5/2020	17,018	51,057	—	0.28	6/7/2030	—	—
	1/21/2021	1/21/2021	65,238	70,912	—	0.82	1/21/2031	—	—
	10/6/2021	—	—	—	—	—	—	44,925 (3)	18,653
	10/7/2021	10/7/2021	297,719	723,035	—	10.05	10/6/2031	—	—
	1/7/2022	1/7/2022	—	211,538	—	11.47	1/7/2032	—	—
	8/12/2022	8/12/2022	—	—	—	—	—	866,914	359,943
Christine Pellizzari	7/21/2021	7/8/2021	450,053	820,686	—	9.48	7/20/2031	—	—
	10/6/2021	—	—	—	—	—	—	8,540 (3)	3,546
	10/7/2021	7/8/2021	87,479	159,521	—	10.05	10/6/2031	—	—
	1/7/2022	1/7/2022	—	238,095	—	11.47	1/7/2032	—	—
	5/20/2022	5/20/2022	—	—	—	—	—	50,000	20,760
	8/12/2022	8/12/2022	—	—	—	—	—	1,066,646	442,871
_____________
(1)Stock options vest with respect to 25% of the shares underlying such option on the first anniversary of the applicable vesting start date, and with respect to 1/48th of the underlying shares on each monthly anniversary of the applicable vesting start date thereafter, for a total vesting period of 4 years, subject to the applicable executive’s continued service through the applicable vesting date. RSUs vest ratably over three years until fully vested on the third anniversary of the applicable vesting start date, subject to the applicable executive’s continued service through the applicable vesting date.
(2)If the applicable executive’s employment is terminated by Science 37 without cause or, for Mr. Coman and Ms. Pellizzari, by the executive for good reason, in either case, within thirty days prior to or twelve months following a change in control, such executive’s stock options and restricted stock units will vest and become fully exercisable.
(3)Represents the Earn-Out Shares each named executive officer is eligible to receive with respect to Legacy Science 37 stock options that were held by the executive immediately prior to the consummation of the Business Combination, if a Triggering Event occurs within the Earn-Out Period, subject to the executive’s continued services through the time of such Triggering Event. The Earn-Out Shares will also be earned and issuable in the event of a change in control during the Earn-Out Period that results in the holders of our common stock receiving a per-share price equal to or in excess of any Triggering Event threshold. The Earn-Out Shares are described above under “Narrative to Summary Compensation Table - Equity Compensation.”
(4)The market value was computed using $0.4152 per share, which is the closing price per share of our Common Stock on December 31, 2022.

Potential Payments Upon Termination or Change in Control
Employment Arrangements
During 2022, we were party to offer of employment letters with each of Mr. Coman and Ms. Forman and an employment agreement with Ms. Pellizzari, the material terms of which are summarized below.
David Coman Offer Letter
We entered into an employment offer letter with Mr. Coman in November 2019, pursuant to which Mr. Coman serves as our Chief Executive Officer. Mr. Coman’s offer letter sets forth the terms and conditions of his employment, including his initial base salary, target annual bonus opportunity and eligibility to participate in our employee benefit plans. Mr. Coman’s offer letter also provides for company reimbursement of travel expenses incurred in connection with Mr. Coman’s travel from his residence in North Carolina to Science 37’s office in Los Angeles, California and for rental housing expenses in Los Angeles, California, in each case, for up to 24 months following his commencement of employment with Science 37.
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
Darcy Forman Offer Letter
We entered into an employment offer letter with Ms. Forman in November 2019, pursuant to which Ms. Forman serves as our Chief Delivery Officer. Ms. Forman's offer letter sets forth the terms and conditions of her employment, including her initial base salary, target annual bonus opportunity and eligibility to participate in our employee benefit plans. Ms. Forman's offer letter does not provide for severance upon a termination of her employment; however, Ms. Forman participates in our Severance Policy. For a description of the Severance Policy, see the section below entitled “Executive Compensation Arrangements – Severance Policy”.
Pursuant to the terms of her offer letter, Ms. Forman also entered into a separate agreement which includes a standard invention assignment, confidential information covenant, an employee non-solicitation covenant for one (1) year following the termination of Ms. Forman's employment, and a covenant not to compete with Science 37 during the term of Ms. Forman's employment.
Christine Pellizzari Employment Agreement
We entered into an employment agreement with Ms. Pellizzari in July 2021, pursuant to which Ms. Pellizzari serves as our Chief Legal Officer. Ms. Pellizzari’s offer letter sets forth the terms and conditions of her employment, including her initial base salary, target annual bonus opportunity and eligibility to participate in Science 37’s equity incentive plan and other employee benefit plans.
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
2022 Director Compensation Table
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

The following table sets forth compensation earned by our non-employee directors during the fiscal year ended December 31, 2022:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Bhooshitha B. De Silva(3)	—	—	—
Robert Faulkner(4)	90,000	124,998	214,998
Adam Goulburn, PhD(5)	30,000	124,998	154,998
John W. Hubbard	55,000	124,998	179,998
Emily Rollins	60,000	124,998	184,998
Neil Tiwari	40,000	124,998	164,998
Paul von Autenried	10,000	83,332	93,332
__________________
(1)Cash retainers paid to our non-employee directors for 2022 were pro-rated for any partial calendar quarter of service.
(2)Amounts represent the aggregate grant-date fair value of the restricted stock unit awards granted to each non-employee director during 2022 computed in accordance with ASC Topic 718.Assumptions used to calculate these amounts are discussed in Note 18 in Item 8 Financial Statements and Supplementary Data in this Annual Report on Form 10-K. The Initial Award (defined below) paid to our non-employee director, Mr. von Autenried, for 2022 was pro-rated for partial calendar quarter of service.
(3)Mr. De Silva waived his non-employee director compensation for 2022.
(4)Mr. Faulkner's cash retainer for 2022 was paid to Red Mile Group LLC.
(5)$6,700 of Mr. Goulburn's cash retainer for 2022 was paid to Lux Capital Management LLC, with the remainder paid to Mr. Goulburn.
The table below shows the aggregate numbers of unexercised option awards (exercisable and unexercisable) and the aggregate number of unvested restricted stock unit awards held as of December 31, 2022 by each non-employee director who was serving as of December 31, 2022:

Name	Unexercised Options at Fiscal Year End	Unvested RSUs at Fiscal Year End
Robert Faulkner	41,363	40,983
John W. Hubbard	431,481	40,983
Emily Rollins	27,575	40,983
Neil Tiwari	27,575	40,983
Paul von Autenried	—	46,040
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
Under the Director Compensation Program, each non-employee director who is initially elected or appointed to serve on the Board will receive (A) if elected or appointed as chairperson or lead director, an equity award with a grant date fair value of $187,500 (as determined under the program); or (B) if elected or appointed in in any other position(s) on the Board, an equity award with a grant date fair value of $125,000 (as determined under the program) (in either case, an “Initial Award”). The Initial Award will be pro-rated based on the director’s length of service during the first year of his or her election or appointment. Each non-employee director who has served on the Board as of the date of an annual meeting of stockholders and will continue to serve as a non-employee director immediately following such meeting will receive an equity award with a grant-date fair value of approximately $125,000 (as determined under the program) (the “Annual Award”).
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information with respect to holdings of our common stock by (i) stockholders who beneficially owned more than 5% of the outstanding shares of our common stock, and (ii) each of our directors (which includes director nominees), each of our named executive officers and all directors and executive officers as a group as of February 27, 2023, unless otherwise indicated. The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Applicable percentage ownership is based on 116,462,029 shares of common stock outstanding as of February 27, 2023. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, or other rights held by such person that are currently exercisable or will become exercisable or will vest within 60 days of February 27, 2023 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.
Unless otherwise indicated, the address of each beneficial owner listed below is c/o Science 37 Holdings, Inc., 800 Park Offices Drive, Suite 3606, Research Triangle Park, North Carolina 27709. We believe, based on information provided to us, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

BENEFICIAL OWNERSHIP TABLE
Name of Beneficial Owner	Number of Shares	% of Ownership
5% Holders
Entities affiliated with Redmile Group, LLC(1)	19,808,234	17.0
Pharmaceutical Product Development, LLC(2)	17,379,797	14.9
Entities affiliated with Lux Capital(3)	12,249,889	10.5
Directors and Executive Officers
David Coman(4)	4,449,860	3.8
Mike Zaranek(5)	1,119,691	1.0
Jonathan Cotliar(6)	1,051,623	*
Darcy Forman(7)	732,366	*
Christine Pellizzari(8)	743,414	*
Michael Shipton	0	—
John W. Hubbard(9)	313,675	*
Neil Tiwari(10)	27,575	—
Robert Faulkner(11)	41,363	—
Bhooshitha B. De Silva	0	—
Emily Rollins(12)	27,575	—
Paul von Autenried	0	—
All directors and executive officers as a group (12 individuals)(13)	8,507,142	7.3
__________________
*Less than 1%.
(1)Based on a Schedule 13D/A filed with the SEC on June 15, 2022, consists of: (a) 467,380 shares of common stock held by RAF, L.P., (b) 7,252,571 shares of common stock held by Redmile Private Investments II, L.P., (c) 616,055 shares of common stock held by Redmile Strategic Master Fund, LP, and (d) 11,472,228 shares of common stock held by RedCo II Master Fund, L.P. Redmile Group, LLC is the investment manager/adviser to each of the private investment vehicles listed in items (a) through (d) (collectively, the “Redmile Funds”) and, in such capacity, exercises voting and investment power over all of the securities held by the Redmile Funds and may be deemed to be the beneficial owner of these securities. Jeremy C. Green serves as the managing member of Redmile Group, LLC and also may be deemed to be the beneficial owner of these shares. Redmile Group, LLC, Mr. Green and Robert Faulkner each disclaim beneficial ownership of these shares, except to the extent of its or his pecuniary interest in such shares, if any. The address of the Redmile Funds, Mr. Green and Mr. Faulkner is c/o Redmile Group, LLC, One Letterman Dr., Building D, Suite D3-300, San Francisco, CA 94129.
(2)Based on a Schedule 13D filed with the SEC on December 20, 2021, Wildcat Acquisition Holdings (UK) Limited (“Wildcat”) is the sole member of Pharmaceutical Product Development, LLC; Jaguar Holding Company II (“Jaguar II”) is the sole shareholder of Wildcat; Jaguar Holding Company I, LLC (“Jaguar I”) is the sole shareholder of Jaguar II; Eagle Holding Company II, LLC (“Eagle II”) is the sole member of Jaguar I; PPD, Inc. (“PPD”) is the sole member of Eagle II; Thermo Fisher Scientific Powder US Holdings Corp. (“Powder Holdings”) is the sole shareholder of PPD; and Thermo Fisher Scientific Inc. (“Thermo Fisher”), a Delaware corporation, is the ultimate parent entity of Powder Holdings. By virtue of such relationships, each may be deemed to have beneficial ownership over such securities, and each disclaim beneficial ownership of such securities, except to the extent of its or their pecuniary interest therein, if any. The principal office of Wildcat is 11 Granta Park, Cambridge CB21 6GQ, United Kingdom, the principal office of each of PPD, Eagle II, Jaguar I, Jaguar II and Pharma LLC is 929 North Front Street, Wilmington, North Carolina 28401 and the principal office of each of Thermo Fisher and Powder Holdings is 168 Third Avenue, Waltham, Massachusetts 02451.
(3)Based on a Schedule 13D/A filed with the SEC on April 7, 2022, consists of (a) 3,505,890 shares of common stock held by Lux Co-Invest Opportunities, L.P. and (b) 8,743,999 shares of common stock held by Lux Ventures IV, L.P. Lux Co-Invest Partners, LLC is the general partner of Lux Co-Invest Opportunities, L.P. and exercises voting and dispositive power over the shares held by Lux Co-Invest Opportunities, L.P. Lux Venture Partners IV, LLC is the

general partner of Lux Ventures IV, L.P. and exercises voting and dispositive power over the shares held by Lux Ventures IV, L.P. Peter Hebert and Joshua Wolfe are the individual managing members of Lux Venture Partners IV, LLC and Lux Co-Invest Partners, LLC (the “Individual Lux Managers”). The Individual Lux Managers, as the sole managers of Lux Venture Partners IV, LLC and Lux Co-Invest Partners, LLC, may be deemed to share voting and dispositive power for the shares held by Lux Ventures IV, L.P. and Lux Co-Invest Opportunities, L.P. Each of Lux Venture Partners IV, LLC, Lux Co-Invest Partners, LLC and the Individual Lux Managers separately disclaim beneficial ownership over the shares noted herein except to the extent of their pecuniary interest therein. The address for these entities and individuals is c/o Lux Capital Management, 920 Broadway, 11th Floor, New York, NY 10010.
(4)Represents 726,137 shares of common stock and 3,723,723 options to purchase shares of common stock.
(5)Represents 1,119,691 options to purchase shares of common stock.
(6)Represents 686,768 shares of common stock and 364,855 options to purchase shares of common stock.
(7)Represents 110,456 shares of common stock and 621,910 options to purchase shares of common stock.
(8)Represents 5,000 shares of common stock and 738,414 options to purchase shares of common stock.
(9)Represents 313,675 options to purchase shares of common stock.
(10)Represents 27,575 options to purchase shares of common stock.
(11)Represents 41,363 options to purchase shares of common stock. Pursuant to the internal policies of Redmile Group, LLC, Mr. Faulkner holds these options as a nominee on behalf, and for the sole benefit, of Redmile Group, LLC and has assigned all economic, pecuniary and voting rights in respect of the stock options to Redmile Group, LLC.
(12)Represents 27,575 options to purchase shares of common stock.
(13)Represents 1,528,361 shares of common stock and 6,978,781 options to purchase shares of common stock.
Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2022)

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in first column)
Equity compensation plans approved by security holders(1)	34,467,855	$6.16	4,272,166
Equity compensation plans not approved by security holders (2)	10,000	$0.56	990,000
Total	34,477,855	$6.16	5,262,166
(1)Consists of the 2015 Stock Plan (the “2015 Plan”), the 2021 Plan, the 2021 ESPP, and the Earn-Out Shares issued in accordance with the Merger Agreement to former holders of Legacy Science 37 options to purchase shares of Legacy Science 37. The number of shares of common stock reserved for issuance under the 2021 Plan will increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by a number equal to the lesser of (i) a number equal to five percent (5%) of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by the board of directors. The number of shares of common stock reserved for issuance under the 2021 ESPP will also increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031 by a equal to the lesser of (a) one percent (1%) of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares of common stock as determined by the board of directors.
(2)Consists of the 2022 Employment Inducement Incentive Award Plan, which does not include any annual increase provisions. This plan allows the Company to grant inducement stock-based awards to newly hired employees in accordance with Nasdaq Listing Rules.

(3)Represents the weighted average exercise price of outstanding stock options and does not take into account restricted stock unit awards, which do not have an exercise price, or shares to be purchased under the employee stock purchase plan, the exercise price of which will not be known until the end of the offering period.
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
Each director and executive officer completes and signs a questionnaire after the end of each fiscal year that requires them to provide information regarding any material relationships or related party transactions between such individuals and the Company, which helps ensure that all material relationships and related party transactions are identified, reviewed and disclosed in accordance with applicable policies, procedures and regulations.
Director Independence
Nasdaq rules require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. In addition, the director must not be precluded from qualifying as independent under the per se bars set forth by the Nasdaq rules. Our Board has undertaken a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that each of the directors on our Board, other than Mr. Coman, are independent directors under the Nasdaq listing rules. In addition, the Board determined that Adam Goulburn, who served on the Board during 2022, satisfied such independence criteria. Our independent directors have regularly scheduled meetings at which only independent directors are present.
Related Person Transactions
The following includes a summary of transactions since January 1, 2021 to which we have been a party in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than transactions that are described under the section “Executive and Director Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.
Director Affiliations
Some of our directors are affiliated with and serve on our board of directors as representatives of entities which beneficially own or owned 5% or more of our common stock, as indicated below, pursuant to the Director Nomination Agreement, described below:

Director	Principal stockholder(1)
Robert Faulkner	Funds affiliated with Redmile Group, LLC
Bhooshitha B. De Silva	Pharmaceutical Product Development, LLC
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
Agreements with PPD
The Company provides services to Pharmaceutical Product Development, LLC (together, with its affiliates, “PPD”), or its clients pursuant to a Master Clinical Site Agreement (the “Clinical Site Agreement”) and Master Vendor Agreement (the “Vendor Agreement”) entered into in April 2020 and May 2020, respectively. PPD is a greater than 5% beneficial owner of the Company. The Clinical Site Agreement provides that the Company will provide clinical studies of proprietary new investigational drugs under the applicable PPD client protocols. The Vendor Agreement provides that each of the Company and PPD will provide their respective services to the other party on a work order basis. During the years ended December 31, 2022 and 2021, PPD paid the Company $4.3 million and $13.1 million, respectively, for services rendered pursuant to these agreements.
Agreements with Novartis
The Company is party to a Master Services Agreement (the “MSA”), dated April 14, 2020, with Novartis Pharmaceutical Corporation (together, with its affiliates, “Novartis”) and a Services Framework Agreement (the “SFA”), dated March 10, 2021, with Novartis. The MSA and SFA provide the framework pursuant to which the Company provides services to Novartis. The Company was previously party to an Enterprise Collaboration Commitment Agreement with Novartis, which expired in June 2020, and a General Services Agreement from May 2018 through February 2019. Neil Tiwari, a director of the Company, served as a Managing Director of dRx Capital, the digital health venture arm for

Novartis, from April 2019 to May 2021. Novartis was a 50% holder of dRx Capital who, until July 2021, was a minority holder of Legacy Science 37 outstanding common stock on an as converted basis. In July 2021, dRx Capital AG dissolved and its interest in the Company was distributed to its two 50% owners, one of which was Novartis. During each of the years ended December 31, 2022 and 2021, Novartis paid the Company $1.4 million for services rendered pursuant to these agreements.
Agreement with Redmile
The Company is party to a Master Services Agreement, dated October 2, 2020, with AlloVir, Inc. (“AlloVir”), pursuant to which the Company provides services to AlloVir. For the years ended December 31, 2022 and 2021, the Company had received a nominal amount and $0.3 million, respectively, from AlloVir, a company in which Redmile Group, LLC has a minority interest. Entities affiliated with Redmile Group, LLC are, in the aggregate, greater than 5% beneficial owners of the Company.
Related Party Transactions in Connection with the Business Combination
Support Agreements. In connection with the execution of the Merger Agreement, LifeSci Holdings, LLC (the “Sponsor”) entered into the Sponsor Support Agreement with LSAQ and Legacy Science 37 pursuant to which the Sponsor had agreed (i) to vote all shares of LSAQ common stock beneficially owned by it in favor of the Business Combination and related matters, (ii) to cooperate in the preparation of our periodic reports and other filings that may be made after the consummation of the Business Combination and (iii) to amend the agreement relating to the private placement warrants held by the Sponsor or enter into such other agreement such that they represented the right to receive 3,146,453 shares of LSAQ common stock at the time at which the Business Combination became effective. The warrants were converted to shares of LSAQ common stock immediately prior to the effective time of the Business Combination.
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
from the closing of the Business Combination until the date that is 180 calendar days thereafter; provided, however, that the restrictions set forth in the Sponsor Lock-up Agreement did not apply to (1) transfers or distributions to such stockholders current or former general or limited partners, managers or members, stockholders, other equity holders or other direct or indirect affiliates (within the meaning of Rule 405 under the Securities Act) or to the estates of any of the foregoing; (2) transfers by operation of law; (3) the establishment of a trading plan pursuant to Rule 10b5-1 under the Exchange Act for the transfer of such shares of LSAQ common stock or private placement warrants so long as the plan does not provide for transfer of such shares of LSAQ common stock or private placement warrants during the 180-calendar day period; (4) gifts to a charitable organization; (5) transfers in connection with any bona fide mortgage, encumbrance or pledge to a financial institution in connection with any bona fide loan or debt transaction or enforcement thereunder; (6) transfers to the Company; (7) transfers to (A) the Company’s officers or directors or (B) any affiliates or family members of the Company’s officers or directors; (8) the exercise of warrants to purchase shares of LSAQ common stock and any related transfer of shares of LSAQ common stock in connection therewith (A) deemed to occur upon the “cashless” or “net” exercise of warrants or for the purpose of paying the exercise price of such warrants or for paying taxes due as a result of the exercise of such warrants, it being understood that all shares of LSAQ common stock received upon such exercise or transfer will remain subject to the restrictions set forth in the Sponsor Lock-Up Agreement during the 180-calendar day period, or (9) transactions relating to shares of LSAQ common stock or private placement warrants acquired in open market transactions, in each of clauses (1), (2), (3), (4) and (7), where the transferee agreed to be bound by the terms of the Sponsor Lock-Up Agreement. Notwithstanding the foregoing, if after consummation of the Business Combination, there was a “Change of Control” of LSAQ (as defined in the Sponsor Lock-up Agreement), all of the shares of LSAQ common stock and the private placement warrants, in each case, subject to the restrictions set forth in the Sponsor Lock-Up Agreement would have been automatically released from such restrictions.
Director Nomination Agreement. LSAQ, the Sponsor, Legacy Science 37 and certain stockholders of Legacy Science 37 entered into a Director Nomination Agreement, dated October 6, 2021, pursuant to which each party agreed that our board of directors would initially upon the effectiveness of the Business Combination consist of at least seven members, one of which will be appointed by LSAQ pursuant to the Merger Agreement, and the remainder of which would be appointed by Legacy Science 37. Pursuant to the Director Nomination Agreement, our board is currently comprised of the following: David Coman, our Chief Executive Officer; one independent director designated by certain affiliates of Redmile Group, LLC, who is Robert Faulkner; one independent director to be designated by Pharmaceutical Product Development, LLC, who is Bhooshitha B. De Silva; and four additional independent directors, who are John W. Hubbard, Neil Tiwari, Emily Rollins and Paul von Autenried. Lux Capital Management, LLC previously appointed Adam Goulburn to the Board of Directors, who resigned from the Board effective September 30, 2022. The Director Nomination Agreement provides, among other things, that from and after the closing of the Business Combination and until such time as a stockholder (together with its affiliates) beneficially owns less than 10.0% of our then-issued and outstanding shares of common stock, each of the applicable LSAQ stockholders will be entitled to nominate one person for election as a director of our Board at the applicable meeting of our stockholders, and subject to our Board's fiduciary duties, our Board will recommend these directors for stockholder approval. Additionally, under the agreement, in the event of the first vacancy that occurs on our Board, LifeSci Holdings, LLC shall be entitled to designate an independent director to fill such vacancy so long as it and its affiliates beneficially owns more than 1.0% of our then-issued and outstanding shares of common stock.
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
The Sponsor and Chardan Healthcare Investments LLC have agreed that, subject to certain limited exceptions, 50% of the founder shares would not be transferred, assigned, sold or released from escrow until the earlier of (i) six months after the date of the consummation of a Business Combination or (ii) the date on which the closing price of LSAQ’s shares of common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination and the remaining 50% of the founder shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, LSAQ consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

PIPE Investment
In connection with the execution of the Merger Agreement, LSAQ entered into the Subscription Agreements with certain subscribers pursuant to which the subscribers agreed to purchase, and LSAQ agreed to sell to the subscribers, an aggregate of 20,000,000 shares of LSAQ common stock, for a purchase price of $10.00 per share and an aggregate purchase price of $200,000,000.
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
Administrative Support Agreement
LSAQ entered into an agreement, commencing on November 20, 2020 through the time at which the Business Combination became effective, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial support. For the year ended December 31, 2021, through the date of the merger, LSAQ incurred $90,000 in fees for these services.
Item 14. Principal Accountant Fees and Services
Audit, Audit-Related, Tax and All Other Fees
The following table summarizes the fees of Ernst & Young LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services and tax services:

Fee Category	2022	2021
Audit Fees(1)	$771,000	$980,100
Audit Related Fees	—	—
Tax Fees(2)	202,266	75,705
All Other Fees	—	—
Total Fees	$973,266	$1,055,805
__________________
(1)“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements, and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements for those fiscal years. Fees for 2022 also included fees billed for professional services rendered in connection with our Form S-8 registration filings and related consents. Fees for 2021 also included fees billed for professional services rendered in connection with LSAQ’s Form S-4 registration statement and amendments related to the SPAC reverse merger and our Form S-1 and Form S-8 registration filings and related consents.
(2)“Tax Fees” consist of fees billed for professional services rendered by Ernst & Young LLP for various permissible tax compliance and tax advisory services.
Audit Committee Pre-Approval Policy and Procedures
The Audit Committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage Ernst & Young LLP to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit Committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by Ernst & Young LLP has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. On a periodic basis, the Audit Committee reviews and generally pre-approves the services (and related fee levels or budgeted amounts) that may be provided by Ernst & Young LLP without first obtaining specific pre-approval from the Audit Committee. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations. The Audit Committee pre-approved all services performed during 2022.

Part IV
Item 15. Exhibits, Financial Statement Schedule
Documents filed as part of this report:
The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K:
•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets - December 31, 2022 and December 31, 2021
•Consolidated Statements of Operations and Comprehensive Loss - Years Ended December 31, 2022 and 2021
•Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) - Years Ended December 31, 2022 and 2021
•Consolidated Statements of Cash Flows - Years Ended December 31, 2022 and 2021
•Notes to Consolidated Financial Statements
All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
List of exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1#	Agreement and Plan of Merger, dated as of May 6, 2021, by and among LifeSci Acquisition II Corp., LifeSci Acquisition II Merger Sub, Inc. and Science 37, Inc.	8-K	2.1	May 7, 2021
3.1	Second Amended and Restated Certificate of Incorporation.	S-1	3.1	November 5, 2021
3.2	Amended and Restated Bylaws of Science 37 Holdings, Inc.	8-K	3.3	October 13, 2021
4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934.	10-K	4.1	March 22, 2022
4.2	Specimen Stock Certificate of Science 37 Holdings, Inc.	8-K	4.1	October 13, 2021
4.3	Form of Warrant Exchange Agreement between LSAQ and the Sponsor.	S-4/A	4.3	August 31, 2021
10.1	Form of PIPE Subscription Agreement.	8-K	10.3	May 7, 2021
10.2+	Form of Indemnification Agreement.	S-4/A	10.8	August 31, 2021
10.3+	Offer Letter by and between Science 37, Inc. and David Coman, dated November 13, 2019.	S-4	10.15	July 28, 2021
10.4+	Offer Letter by and between Science 37, Inc. and Stephen Geffon, dated November 13, 2019.	S-4	10.16	July 28, 2021
10.5+	Offer Letter by and between Science 37, Inc. and Jonathan Cotliar, dated October 20, 2016.	S-4	10.17	July 28, 2021
10.6+	Offer Letter by and between Science 37, Inc. and Darcy Forman, dated November 3, 2019.			*
10.7+	Executive Employment Agreement by and between Science 37, Inc. and Christine Pellizzari, dated June 7, 2021.	10-K	10.11	March 22, 2022
10.8+	Executive Employment Agreement, effective September 12, 2022, between Michael Shipton and Science 37, Inc.	8-K	10.1	September 12, 2022
10.9+	Severance Agreement and General Release between Steve Geffon and Science 37, Inc., dated September 26, 2022	10-Q	10.2	November 10, 2022
10.10+	2022 Employment Inducement Incentive Award Plan			*
10.11+	Form of Option Agreement under 2022 Employment Inducement Incentive Award Plan			*
10.12+	Form of Restricted Stock Unit Agreement under 2022 Employment Inducement Incentive Award Plan			*

10.13+	Science 37 Holdings, Inc. 2021 Incentive Award Plan.	S-8	99.1	February 10, 2022
10.14+	Form of Option Agreement under Science 37 Holdings, Inc. 2021 Incentive Award Plan.	8-K	10.14	October 13, 2021
10.15+	Form of Restricted Stock Unit Agreement under Science 37 Holdings, Inc. 2021 Incentive Award Plan.	8-K	10.15	October 13, 2021
10.16+	Science 37 Holdings, Inc. 2021 Employee Stock Purchase Plan.	S-8	99.2	February 10, 2022
10.17+	Science 37, Inc. 2015 Stock Plan.	S-8	99.3	February 10, 2022
10.18	Amended and Restated Registration Rights Agreement, dated October 6, 2021 by and among the Company and certain stockholders.	S-1	10.17	November 5, 2021
10.19	Director Nomination Agreement, by and among LifeSci Acquisition II Corp., LifeSci Holdings LLC, Science 37, Inc. and the stockholders party thereto.	S-1	10.20	November 5, 2021
10.20+	Science 37 Holdings, Inc. Executive Severance Policy.	10-K	10.21	March 22, 2022
21.1	Subsidiaries of the Company.			*
23.1	Consent of Independent Registered Public Accounting Firm.			*
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).			*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).			*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.			**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.			**
101	The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.			*
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)			*
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

Science 37 Holdings, Inc.
Date: March 6, 2023	By:	/s/ David Coman
	Name:	David Coman
	Title:	Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Coman	Chief Executive Officer and Director	March 6, 2023
David Coman	(principal executive officer)

/s/ Mike Zaranek	Chief Financial Officer	March 6, 2023
Mike Zaranek	(principal financial officer and principal accounting officer)

/s/ Robert Faulkner	Chairman and Director	March 6, 2023
Robert Faulkner

/s/ Bhooshitha B. De Silva	Director	March 6, 2023
Bhooshitha B. De Silva

/s/ John W. Hubbard	Director	March 6, 2023
John W. Hubbard

/s/ Emily Rollins	Director	March 6, 2023
Emily Rollins

/s/ Neil Tiwari	Director	March 6, 2023
Neil Tiwari

/s/ Paul von Autenried	Director	March 6, 2023
Paul von Autenried