Form 10-Q
period 2023-03-31
Science 37 Holdings, Inc.
filed 2023-05-15
CIK 1819113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
As of May 9, 2023, there were 116,760,630 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Science 37 Holdings, Inc.
Form 10-Q
For the Quarter Ended March 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding our future results of operations and financial position, business strategy, plans and prospects, existing and prospective products, research and development costs, timing and likelihood of success, and plans and objectives of management for future operations and results, are forward-looking statements. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “can,” “could,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “might,” “should,” “will,” or “would,” or, in each case, their negative or other variations or comparable terminology, although not all forward-looking statements contain these identifying words.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These statements involve known and unknown risks, uncertainties and other important factors, many of which are beyond the Company’s control, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may impact such forward-looking statements include:

•expectations regarding the Company’s strategies and future financial performance, including its future business plans or objectives, prospective performance and opportunities and competitors, revenues, backlog conversion, products and services, pricing, operating expenses, market trends, liquidity, cash flows and uses of cash, capital expenditures, and ability to invest in growth initiatives and pursue acquisition opportunities, as well as regarding its cost reduction programs and anticipated cost savings;
•risks related to the Company’s technology, intellectual property, data privacy and cybersecurity practices;
•risks related to the Company’s reliance on third parties;
•risks related to general economic and financial market conditions, including the impact of ongoing supply chain disruptions and inflationary cost pressures and the possibility of an economic recession; instability in the global banking system; political, legal and regulatory environment; and the industries in which the Company operates;
•the risk that the Company will need to raise additional capital to execute its business plan, which may not be available on acceptable terms or at all;
•limited liquidity and trading of the Company’s securities, including the possibility the Company’s common stock may be delisted from The Nasdaq Stock Market LLC;
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

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and other risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Furthermore, we operate in an evolving environment. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in our forward-looking statements. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on the Company’s current expectations and beliefs and are based upon information available to us as of the date of this Quarterly Report on Form 10-

Q, and while we believe such information forms a reasonable basis for such statements, that information may be limited or incomplete. Our forward-looking statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements
You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. The Company will not and does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Part I - Financial Information
Item 1. Financial Statements
Science 37 Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(unaudited)
(In thousands, except share data)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$82,644	$108,091
Accounts receivable and unbilled services, net	11,679	10,992
Prepaid expenses and other current assets	6,924	7,121
Total current assets	101,247	126,204
Other assets	199	244
Total assets	$101,446	$126,448

Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$5,727	$7,206
Accrued expenses and other liabilities	8,984	11,364
Deferred revenue	2,594	4,606
Total current liabilities	17,305	23,176
Non-current liabilities:
Deferred revenue	4,187	3,654
Operating lease liabilities	555	716
Commissions payable	1,215	1,336
Other long-term liabilities	73	180
Total liabilities	23,335	29,062
Commitments and Contingencies (Note 11)
Redeemable convertible preferred stock:
Redeemable convertible preferred stock, $0.0001 par value; 100,000,000 shares authorized, 0 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 400,000,000 shares authorized, 116,729,430 and 116,432,029 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	12	12
Additional paid-in capital	355,620	350,247
Accumulated other comprehensive income	206	193
Accumulated deficit	(277,727)	(253,066)
Total stockholders’ equity	78,111	97,386
Total liabilities, preferred stock and stockholders’ equity	$101,446	$126,448
The accompanying notes are an integral part of these condensed consolidated financial statements.

Science 37 Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022
Revenue	$14,086	$18,686

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	11,110	15,986
Selling, general and administrative	20,481	30,153
Impairment of long-lived assets	7,801	—
Depreciation and amortization	213	3,469
Restructuring costs	229	—
Total operating expenses	39,834	49,608
Loss from operations	(25,748)	(30,922)

Other income (expense):
Interest income	930	94
Sublease income	33	239
Change in fair value of earn-out liability	110	75,500
Other income (expense), net	47	(18)
Total other income (expense), net	1,120	75,815
(Loss) income before income taxes	(24,628)	44,893
Income tax expense (benefit)	—	(1)
Net (loss) income	$(24,628)	$44,894

(Loss) earnings per share:
Basic	$(0.21)	$0.39
Diluted	$(0.21)	$0.35
Weighted average common shares outstanding:
Basic	116,451	115,387
Diluted	116,451	126,462

Comprehensive (loss) income
Net (loss) income	(24,628)	44,894
Foreign currency translation	13	—
Total comprehensive (loss) income	$(24,615)	$44,894
The accompanying notes are an integral part of these condensed consolidated financial statements.

Science 37 Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2023 and 2022
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at December 31, 2022	116,432	$12	$350,247	$193	$(253,066)	$97,386
Stock-based compensation	—	—	5,286	—	—	5,286
Adoption of current expected credit loss standard	—	—	—	—	(33)	(33)
Proceeds from option exercises	30	—	12	—	—	12
Proceeds from issuance of stock under the employee stock purchase plan	267	—	75	—	—	75
Net loss	—	—	—	—	(24,628)	(24,628)
Foreign currency translation, net of tax	—	—	—	13	—	13
Balance at March 31, 2023	116,729	$12	$355,620	$206	$(277,727)	$78,111

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at December 31, 2021	114,991	$11	$323,666	$—	$(202,078)	$121,599
Stock-based compensation	—	—	7,557	—	—	7,557
Proceeds from option exercises	723	1	130	—	—	131
Net income	—	—	—	—	44,894	44,894
Balances at March 31, 2022	115,714	$12	$331,353	$—	$(157,184)	$174,181
The accompanying notes are an integral part of these condensed consolidated financial statements.

Science 37 Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
Cash flows from operating activities:
Net (loss) income	$(24,628)	$44,894
Adjustments to reconcile net income (loss) income to net cash used in operating activities:
Depreciation and amortization	213	3,469
Non-cash lease expense related to operating lease right-of-use assets	—	281
Stock-based compensation	5,108	7,557
Gain on change in fair value of earn-out liability	(110)	(75,500)
Long-lived asset impairment	7,801	—
Loss on foreign currency exchange rates	17	—
Provision for doubtful accounts	312	(89)
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	(1,033)	655
Prepaid expenses and other current assets	201	(571)
Other assets	31	1
Accounts payable	(2,543)	(5,294)
Accrued expenses and other current liabilities	(3,222)	(3,255)
Deferred revenue	(1,478)	(145)
Operating lease liabilities	(160)	(145)
Other, net	(120)	159
Net cash used in operating activities	(19,611)	(27,983)
Cash flows from investing activities:
Payments related to capitalized software development costs	(5,186)	(7,035)
Purchase of internal-use software	(750)	—
Purchases of property and equipment	(11)	(146)
Net cash used in investing activities	(5,947)	(7,181)
Cash flows from financing activities:
Proceeds from stock option exercises	12	114
Proceeds from issuance of stock under the employee stock purchase plan	75	—
Net cash provided by financing activities	87	114
Effect of foreign currency exchange rate changes on cash	24	—
Net decrease in cash and cash equivalents	(25,447)	(35,050)
Cash and cash equivalents, beginning of period	108,091	214,601
Cash and cash equivalents, end of period	$82,644	$179,551
Supplemental disclosures of non-cash activities
Balance in accounts payable, accrued expenses and other current liabilities, and capitalized stock-based compensation related to capitalized software and fixed asset additions	$(2,068)	$(4,101)
Balance in prepaid expenses and other current assets related to stock option exercises	$—	$17
The accompanying notes are an integral part of these condensed consolidated financial statements.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

1. Company Background and Basis of Presentation
Description of Business
Science 37 Holdings, Inc. and its subsidiaries (the “Company” or “Science 37”) is a leader in patient-centric clinical trials and in supporting novel approaches to decentralized clinical trial designs. Science 37 pioneered the concept of patient-centric clinical trials with a very simple premise: that clinical trials should begin with the patient.
Through its patient-centric approach, Science 37 reduces the impact of the geographic barriers associated with conventional physical clinical trial sites, enabling recruitment of virtually any patient. Science 37 believes that centering the clinical trial around the patient with personalized support addresses current industry needs around patient recruitment, retention, representation, and engagement. To expand clinical trial access, Science 37 offers a unique model to existing non-research focused healthcare networks to seamlessly participate without the traditional site infrastructure costs.
Science 37’s patient-centric model is powered by a proprietary end-to-end unified technology platform and its team of employees with significant therapeutic and subject matter expertise. As the backbone of Science 37’s offering, the proprietary unified technology platform standardizes and orchestrates the process for clinical trials across Science 37’s specialized network of patient communities, telemedicine investigators, flexible mobile nurse networks, remote coordinators, and robust network of technology integrations. The Company operates under one reporting segment.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements of the Company, but does not include all the disclosures required by GAAP.
Reclassification
Certain previously reported amounts have been reclassified to conform to the current period presentation.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses for the periods presented. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition, (2) allowance for doubtful accounts, (3) long-lived asset recoverability, (4) useful lives of long-lived assets, (5) stock-based compensation, and (6) fair value measurements, including the fair value of the contingent liability related to the Earn-Out Shares (as defined below) as further discussed in Note 8 “Fair Value Measurements” and Note 12 “Earn-Out Shares”.
In January 2023, following the release of our next generation unified technology platform during 2022, the Company reassessed the useful life of its unified technology platform in relation to its revenue generating activities. Based on this review, the Company determined the useful life of its unified technology platform, in relation to revenue generating activities, was longer than the useful life previously used for amortization purposes in the Company’s financial statements.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

As a result, the Company increased the useful life of its unified technology platform for amortization purposes from three to five years effective January 1, 2023. The effects of this change in accounting estimate over the previous estimated useful life for the three months ended March 31, 2023 was zero because the Company’s unified technology platform was fully impaired in both the fourth quarter of 2022 and for the three months ended March 31, 2023 as discussed under Note 3 “Capitalized Software, net”.
Emerging Growth Company and Smaller Reporting Company Status
As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use the extended transition period under the JOBS Act until such time the Company is not considered to be an EGC. The adoption dates discussed in the section below reflect this election.
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
Accounting Pronouncements Recently Adopted
In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The standard replaces the incurred loss impairment methodology in current GAAP with one that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted ASU 2016-13 effective January 1, 2023 and recorded a cumulative effect adjustment for the impact to retained earnings. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures. This is primarily based on the Company’s assessment of historical credit losses, customers’ creditworthiness, and the fact that the Company’s trade receivables are short term in duration.
2. Revenue from Contracts with Customers
Unsatisfied Performance Obligations
As of March 31, 2023, the aggregate amount of transaction price allocated to the unsatisfied performance obligations was $166.5 million. The Company expects to recognize this revenue over the remaining contract term of the individual projects, with remaining contract terms generally ranging from one month to 8.3 years. The amount of unsatisfied performance obligations is lower than the potential contractual revenue since it excludes revenue that is constrained. Revenue amounts excluded due to constraints include those amounts under contracts that (i) are wholly unperformed in which the customer has a unilateral right to cancel the arrangement, or (ii) require the Company to undertake numerous activities to fulfill the performance obligations, including various activities that are outside of the Company’s control.
Timing of Billing and Performance
During the three months ended March 31, 2023 and 2022, the Company recognized approximately $3.2 million and $2.6 million of revenue, respectively, that was included in the deferred revenue balance at the beginning of the periods. During the three months ended March 31, 2023 and 2022, revenue recognized from performance obligations partially satisfied in previous periods was $0.5 million and $0.4 million, respectively. These cumulative catch-up adjustments primarily related to contract modifications executed in the current period, which resulted in changes to the transaction price and changes in estimates such as estimated total costs.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Accounts Receivable, Unbilled Services, and Deferred Revenue
Accounts receivable and unbilled services (including contract assets) consisted of the following:

(In thousands)	March 31, 2023	December 31, 2022
Accounts receivable	$9,259	$8,235
Unbilled services	3,563	3,555
Total accounts receivable and unbilled services	12,822	11,790
Allowance for doubtful accounts	(1,143)	(798)
Total accounts receivable and unbilled services, net	$11,679	$10,992
As of both March 31, 2023 and December 31, 2022, contract assets of $3.6 million were included in unbilled services.
Deferred revenue as of March 31, 2023 and December 31, 2022 was $6.8 million and $8.3 million, respectively. Changes in the Company’s accounts receivable, unbilled services and deferred revenue balances were impacted by timing differences between the Company’s satisfaction of performance obligations under its contracts, achievement of billing milestones, and customer payments.
Revenue by Geography
Substantially all of the Company’s revenue for the three months ended March 31, 2023 and 2022 was derived from services performed within the United States. No other country represented more than 10% of total revenue for either period.
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
For the three months ended March 31, 2023 and 2022, two and three customers, respectively, individually (totaling 22.3% and 48.9% of revenues, respectively) accounted for greater than 10% of revenue. As of March 31, 2023 and December 31, 2022, three and two customers, respectively, individually (totaling 52.9% and 39.1% of accounts receivable, net, respectively) accounted for greater than 10% of accounts receivable, net.
3. Capitalized Software, net
For the three months ended March 31, 2023 and 2022, the Company capitalized $7.2 million and $11.1 million, respectively, of internal-use software and recognized amortization expense of $0.2 million and $3.3 million, respectively.
In addition, on January 31, 2023, the Company purchased scheduling software at a cost of $0.8 million. The acquired software will be integrated into the Company’s unified technology platform over a six to nine month period. This purchase and integration will enable increased scheduling efficiencies and related cost savings and demonstrates the Company’s continuous improvement and cost reduction commitments.
The net book value of the Company’s internal use software totaling $7.8 million and $42.1 million as of March 31, 2023 and December 31, 2022, respectively, was impaired due to the carrying value of the asset group being greater than the fair value. The Company considered the market capitalization valuation as of March 31, 2023 and December 31, 2022 which was adversely impacted by sustained declines in the Company’s stock price during the fourth quarter of 2022 through March 31, 2023, in determining the fair value of the asset group. The market capitalization was trading below cash and cash equivalents and stockholders' equity at March 31, 2023 and December 31, 2022, respectively, which required the Company to recognize the long-lived asset impairment. The Company remains confident in the utility of the long-lived assets and there has been no change as to their intended use.

No long-lived asset impairment expense was recognized for the three months ended March 31, 2022.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

4. Leases
The following table presents lease liability maturities and balance sheet classification as of March 31, 2023:

(in thousands)
Years Ending December 31,	Operating Leases
2023 (excluding the three months ended March 31, 2023)	$508
2024	599
2025	138
2026	11
2027 and thereafter	—
Total future minimum lease payments	1,256
Less imputed interest	(80)
Total lease liability	$1,176

Balance Sheet classification of lease liabilities reported as of March 31, 2023:
Current liabilities: Accrued expenses and other liabilities	$621
Non-current liabilities: Operating lease liabilities	555
Total	$1,176
5. Restructuring Costs
On November 10, 2022, the Company committed to and commenced a cost reduction program to materially change the Company’s management structure and better align resources with our then-current business needs and going forward financial objectives. The cost reduction program included one-time termination benefits for 81 employees (approximately 15% of the Company’s workforce at the time of the reduction). The Company’s Board of Directors approved the program on November 9, 2022, and the majority of the affected employees were informed of the program beginning on November 10, 2022. The cost reduction program is expected to be substantially completed by the second quarter of 2023.
During the three months ended March 31, 2023, the Company recognized $0.2 million of restructuring costs. There were no restructuring costs for the three months ended March 31, 2022. Total costs and cash expenditures for the cost reduction program are estimated at $3.0 million to $3.3 million, substantially all of which are related to one-time employee severance and benefits costs. In addition, on April 11, 2023, the Company commenced an additional phase of our cost reduction program affecting approximately 140 employees as disclosed in Note 15 “Subsequent Events”. The Company may continue to incur additional restructuring costs during and beyond 2023 related to its cost reduction program. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the cost reduction program.
Restructuring liabilities are included in accrued expenses and other liabilities on the consolidated balance sheets. Activity related to the restructuring liabilities was as follows:

(In thousands)	March 31, 2023
Balance at beginning of period	$772
Restructuring costs	229
Payments	(379)
Balance at end of period	$622
The Company expects the majority of the restructuring accruals as of March 31, 2023 will be paid in 2023, pursuant to the terms of one-time benefits.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(In thousands)	March 31, 2023	December 31, 2022
Prepaid expenses	$2,543	$2,834
Capitalized commission cost, net	4,162	3,945
Other	219	342
Total prepaid expenses and other current assets	$6,924	$7,121
7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

(In thousands)	March 31, 2023	December 31, 2022
Compensation, including bonuses, fringe benefits, and payroll taxes	$3,878	$5,750
Professional fees, investigator fees, and pass-through expenses	2,177	2,527
Commissions payable	1,501	1,529
Restructuring costs	622	772
Current portion of operating lease liabilities	621	606
Other	185	180
Total accrued expenses and other liabilities	$8,984	$11,364
8. Fair Value Measurements
Financial instruments, including cash and cash equivalents, are recorded at cost, which approximates fair value. Former holders of shares of Science 37, Inc. (“Legacy Science 37”) common stock were allocated Earn-Out Shares in connection with the completion of the October 2021 merger with LifeSci Acquisition II Corp. (the “Merger”) (for more information on the Merger transaction, please refer to Note 1 “Company Background and Basis of Presentation” and Note 3 “Business Combination” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on March 6, 2023). These Earn-Out Shares are accounted for as a liability and require fair value measurement on a recurring basis. Due to the significant unobservable inputs that are required to value these shares, they are classified as Level 3 in the fair value hierarchy. Please refer to Note 12 “Earn-Out Shares” for additional details surrounding the valuation methodology for the Earn-Out Shares.
None of the Company’s non-financial assets or liabilities are subject to fair value measurement on a non-recurring basis. There were no transfers between fair value measurement levels during the three months ended March 31, 2023.
The following table summarizes the fair values of the Company’s assets and liabilities that were measured and reported at fair value on a recurring basis as of March 31, 2023:

(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$77,289	$—	$—	$77,289
Total	$77,289	$—	$—	$77,289
Liabilities:
Earn-out liability related to shareholders	$—	$—	$60	$60
Total	$—	$—	$60	$60

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the fair values of the Company’s assets and liabilities that were measured and reported at fair value on a recurring basis as of December 31, 2022:

(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$104,138	$—	$—	$104,138
Total	$104,138	$—	$—	$104,138
Liabilities:
Earn-out liability related to shareholders	$—	$—	$170	$170
Total	$—	$—	$170	$170
9. Earnings (Loss) Per Share
The following table presents the calculation of basic and diluted earnings (loss) per share for the Company’s common stock:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2023	2022
Numerator:
Net (loss) income	$(24,628)	$44,894
Denominator:
Basic weighted average common shares outstanding	116,451	115,387
Effect of dilutive securities:
Stock options	—	11,075
Diluted weighted average common shares outstanding	116,451	126,462
Earnings (loss) per share:
Basic	$(0.21)	$0.39
Diluted	$(0.21)	$0.35
Potential common shares that are considered anti-dilutive are excluded from the computation of diluted earnings per share. Potential common shares related to stock-based awards issued under stock-based compensation programs and shares issuable pursuant to the employee stock purchase plan may be determined to be anti-dilutive based on the application of the treasury stock method. Potential common shares are also considered anti-dilutive in periods when the Company incurs a net loss. Earn-Out Shares are contingent upon the price of the Company’s common stock over a specified period of time and the target stock prices have not been achieved as of the end of the reporting period.
The number of potential shares outstanding that were anti-dilutive, and were excluded from the computation of diluted earnings per share, weighted for the portion of the period they were outstanding, were as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Stock options	24,220	16,402
Restricted stock units	9,826	—
ESPP	280	—
Earn-out shares	12,500	12,500
Total anti-dilutive shares	46,826	28,902

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

10. Related-Party Transactions
For the three months ended March 31, 2023 and 2022, the Company had revenue of $0.2 million and $2.3 million, respectively, from Pharmaceutical Product Development, LLC (“PPD”), a wholly-owned subsidiary of Thermo Fisher Scientific, Inc. and a shareholder who beneficially owns 5% or more of the Company’s common stock. In addition, as of March 31, 2023 and December 31, 2022, the Company had receivables of $0.1 million and $0.7 million, respectively, from PPD.
11. Commitments and Contingencies
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

Commitments and Contingencies
As of March 31, 2023, the Company had no material contingent losses recorded.
Please refer to Note 4 “Leases” for information regarding lease commitments and Note 12 “Earn-Out Shares” for information regarding the contingent obligation related to the Earn-Out Shares.
12. Earn-Out Shares
In accordance with the October 2021 Merger, former holders of shares of Legacy Science 37 preferred and common stock and former holders of options to purchase shares of Legacy Science 37 common stock are entitled to receive their respective pro rata shares of up to 12,500,000 additional shares of the Company’s common stock (the “Earn-Out Shares”) if certain triggering events are met within three years from the date of the Merger. For more information on the Merger transaction, please refer to Note 1 “Company Background and Basis of Presentation” and Note 3 “Business Combination” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 6, 2023.
As of December 31, 2022, the stockholders and option holders were estimated to receive approximately 11,131,713 and 1,368,287 Earn-Out Shares, respectively, based on the fully diluted capitalization table of Legacy Science 37. The fair value of the Earn-Out Shares was approximately $0.02 (Trigger 1) and approximately $0.01 (Trigger 2) per share as of December 31, 2022.
As of March 31, 2023, the stockholders and option holders were estimated to receive approximately 11,184,437 and 1,315,563 Earn-Out Shares, respectively. The fair value of the Earn-Out Shares was approximately $0.01 (Trigger 1) and approximately $0.00 (Trigger 2) per share as of March 31, 2023.
Through the third quarter of 2022, the estimated fair value of the Earn-Out Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earn-Out Period using the most reliable information available. This valuation method falls into Level 3 fair value hierarchy for inputs used in measuring fair value and is based on inputs that are unobservable and significant to the overall fair value measurement. Unobservable inputs are inputs that reflect the Company's judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. To the extent that the valuation is based on models or inputs that are unobservable in the market, the determination of fair value requires management to exercise a high degree of judgment. Change in significant unobservable inputs could result in a higher or lower fair value measurement of the liability associated with of the Earn-Out Shares. Based on the first year Monte Carlo simulation valuation model results, the change in the Company’s stock price and the relative immaterial

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

nature of the earn-out liability, the fair value of the Earn-Out Shares for both the three months ended March 31, 2023 and December 31, 2022 was determined using a valuation methodology that the Company believes approximates the fair value of the Earn-Out Shares that would be determined using the Monte Carlo simulation valuation model.
Former Science 37 Shareholders
The Company has determined that the contingent obligation to issue Earn-Out Shares to former Science 37 shareholders is not indexed to the Company's stock under ASC Topic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, and therefore equity treatment is precluded. The Triggering Event that determines the issuance of the Earn-Out Shares includes terms that are not solely indexed to the common stock of the Company and, as such, liability classification is required. For the three months ended March 31, 2023, there was a decrease in the fair value of the earn-out liability of $0.1 million, which was recorded as a gain in “Change in fair value of earn-out liability” within the condensed consolidated statements of operations. In accordance with the Merger, Earn-Out Shares attributable to former Science 37 option holders who discontinue providing service before the occurrence of the Triggering Event are reallocated to the remaining eligible former stockholders and former option holders.
The earn-out liability is recorded on the balance sheet as a non-current liability because potential payment of the liability will be settled in the Company’s common shares. The following table presents a reconciliation of changes in the carrying amount of the contingent earn-out liability classified as Level 3 fair value hierarchy using significant unobservable inputs for the three months ended March 31, 2023:

(In thousands)	Earn-Out Liability
Balance at December 31, 2022	$170
Change in fair value related to option holder forfeitures	—
Change in fair value related to share valuation inputs	(110)
Total change in fair value recognized in earnings	$(110)
Balance at March 31, 2023	$60
Former Science 37 Option Holders
The contingent obligation to issue Earn-Out Shares to former Science 37 option holders falls within the scope of ASC 718, Compensation - Stock Compensation, because the option holders are required to continue providing service until the occurrence of the Triggering Event(s). For the three months ended March 31, 2023 and 2022, the Company recorded approximately $0.4 million and $1.9 million, respectively, in stock-based compensation expense related to the Earn-Out Shares. No unrecognized compensation expense was remaining at March 31, 2023.
13. Stock-Based Compensation
The Company has two equity-based compensation plans, the Science 37 Holdings, Inc. 2021 Incentive Award Plan (“2021 Plan”) and the 2022 Employment Inducement Incentive Award Plan (“2022 Plan”, and together with the 2021 Plan, the “Plans”). From the 2021 Plan, stock-based compensation awards can be granted to employees, consultants, and non-executive directors. From the 2022 Plan, inducement stock-based awards can be granted to newly hired employees in accordance with Nasdaq Listing Rules. The 2021 Plan allows for the grant of awards in the form of: (i) incentive stock options; (ii) non-qualified stock options; (iii) stock appreciation rights; (iv) restricted stock; (v) restricted stock units (“RSUs”); (vi) dividend equivalents; and (vii) other stock and cash based awards. The 2022 Plan allows for the grant of awards in the form of: (i) non-qualified stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) RSUs; (v) dividend equivalents; and (vi) other stock and cash-based awards. The Compensation Committee of the Board is responsible for the administration of both Plans. In addition, the Company has an Employee Stock Purchase Plan (the “ESPP”).
The terms of stock-based instruments granted are determined at the time of grant and are typically subject to such conditions as continued employment and the passage of time. The Company has granted 1) stock options, which typically vest at 25% per year and become exercisable after one year of service after the date of issuance, with equal and successive vesting for the next 36 months, as long as the employee provides service to the Company, as defined and 2) RSUs, which

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

are contingent upon continued service and vest over time in annual or bi-annual installments over the vesting period, which is typically 1 to 3 years. In addition, employees, consultants, and directors owning stock options immediately prior to the October 2021 Merger were granted the right to receive a number of Earn-Out Shares as described in Note 12.
The ESPP is a shareholder-approved plan under which substantially all employees may voluntarily enroll to purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock as of the beginning or end of the six-month offering periods. Employees may not purchase more than 5,000 shares annually under the plan.
The following table summarizes stock option awards outstanding as of March 31, 2023, as well as activity during the three months then ended:

(In thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2022	24,490	$6.16
Granted	286	0.37
Exercised	(30)	0.40
Forfeited	(689)	7.30
Outstanding at March 31, 2023	24,057	$6.06
The following table summarizes RSU awards outstanding as of March 31, 2023, as well as activity during the three months then ended:

(In thousands, except per share amounts)	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Fair Value
Outstanding at December 31, 2022	9,737	$2.06
Granted	1,056	$0.24
Vested	—	$—
Forfeited	(243)	$2.24
Outstanding at March 31, 2023	10,550	$1.87	$19,732
As of March 31, 2023, the total unrecognized compensation expense related to outstanding stock options and RSU awards was $33.6 million and $12.6 million, respectively, which the Company expects to recognize over a weighted-average period of 2.24 and 2.36 years, respectively.
On April 3, 2023, the Company filed a Schedule TO with the Securities and Exchange Commission in connection with an exchange offer to eligible employees (including named executive officers) of the Company to voluntarily exchange some or all of their outstanding stock options, whether vested or unvested, with an exercise price greater than or equal to $9.06 per share for a lesser number of RSUs with standard three year service-based vesting requirements (the “Exchange Offer”). The Exchange Offer closed on April 28, 2023. In the aggregate, 4,674,682 RSUs were issued in exchange for 10,605,665 stock options that had a weighted average exercise price of $10.22. The new RSUs granted in connection with the Exchange Offer are governed by the 2021 Plan and will result in incremental stock-based compensation expense of $1.0 million over a three year period. None of the above options, RSUs, or expense figures have been adjusted for the impact of the Exchange Offer.
As of March 31, 2023, there were 267,401 shares issued and 5,968,901 shares reserved for future issuance under the ESPP. As of March 31, 2023, the total unrecognized compensation expense related to the ESPP was de minimis, which the Company expects to recognize over a period of 0.42 years.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The total amount of stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 was as follows:

Statement of operations classification	Three Months Ended March 31,
(In thousands)	2023	2022
Cost of revenue (stock options, RSUs and ESPP)	$250	$514
Selling, general and administrative (stock options, RSUs and ESPP)	4,453	5,168
Selling, general and administrative (Earn-Out Shares)	405	1,875
Total stock-based compensation expense	$5,108	$7,557
Stock-based compensation expense recognized in the statements of operations may differ from the impact of stock-based compensation to additional paid-in capital due to stock-based compensation capitalized as part of software development activities.
14. Income Taxes
The Company has incurred net operating losses since inception and is forecasting additional losses through December 31, 2023. No U.S. Federal or material state income taxes are expected for 2023 and foreign income taxes are expected to be immaterial; as such, the provision for income taxes recorded as of March 31, 2023 was immaterial. Due to the Company’s history of losses since inception, there is not enough evidence at this time to support the conclusion that the Company will generate future income of a sufficient amount and nature to utilize the benefits of the Company’s net deferred tax assets. Accordingly, as of March 31, 2023 and December 31, 2022, the Company provided a full valuation allowance against its net deferred tax assets since, as of that time, the Company could not assert that it was more likely than not that these deferred tax assets would be realized.
15. Subsequent Events
On April 11, 2023, the Company commenced an additional phase of our cost reduction program. In a continued effort to align the organization relative to core business needs and go forward financial objectives, this phase included a reduction in force affecting approximately 140 employees (representing approximately 30% of total employees prior to these actions). The Company’s Board of Directors approved the reduction in force on March 30, 2023 and the majority of the affected employees were informed on April 11, 2023. The Company expects the majority of the reduction in force to be completed by the end of the second quarter of 2023.
Total cash expenditures for the reduction in force are estimated at approximately $3.7 million, substantially all of which are related to employee severance costs. The Company expects to recognize most of these pre-tax reduction in force charges in the second quarter of 2023. The Company’s estimates are subject to a number of assumptions, and actual results may differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the cost reduction program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and other documents filed by us from time to time with the Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” “Science 37,” and “the Company” are intended to mean the business and operations of Science 37 Holdings, Inc..
Overview of Our Business and Services
Science 37 is a leader in patient-centric clinical trials and in supporting novel approaches to decentralized clinical trial designs. Science 37 pioneered the concept of patient-centric clinical trials with a very simple premise: that clinical trials should begin with the patient.
Through its patient-centric approach, Science 37 reduces the impact of the geographic barriers associated with conventional physical clinical trial sites, enabling recruitment of virtually any patient. Science 37 believes that centering the clinical trial around the patient with personalized support addresses current industry needs around patient recruitment, retention, representation, and engagement. To expand clinical trial access, Science 37 offers a unique model to existing non-research focused healthcare networks to seamlessly participate without the traditional site infrastructure costs.
Science 37’s patient-centric model is powered by a proprietary end-to-end unified technology platform and its team of employees with significant therapeutic and subject matter expertise. As the backbone of Science 37’s offering, the proprietary unified technology platform standardizes and orchestrates the process for clinical trials across Science 37’s specialized network of patient communities, telemedicine investigators, flexible mobile nurse networks, remote coordinators, and robust network of technology integrations. The Company operates under one reporting segment.
Key Factors Affecting Our Performance
We derive our revenue primarily from contractual arrangements to enable and enhance clinical trials through technology and services as well as licensing our unified technology platform to a variety of life science institutions. Thus, the following factors have been important to our business and we expect them to impact our business, results of operations and financial condition in future periods:
Core business growth and expansion of technology capabilities
Our sustained growth will require continued adoption and utilization of our products and service offerings by new and existing customers. Our revenue growth rate and long-term profitability are affected by our ability to expand our customer base through market penetration and drive broader adoption of our unified technology platform. Our financial performance will depend on our ability to attract, retain and sell additional solutions to our customers under favorable contractual terms.
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
Continued investment in growth
We plan to continue investing in our business, including our unified technology platform, so we can capitalize on our market opportunity and increase awareness of the value that can be realized with decentralized clinical trials. We also expect to continue to make focused investments in marketing to drive brand awareness, increase the number of opportunities and further penetrate the market. Although we expect these activities to negatively impact our results in the near term, we believe that these investments will contribute to our long-term growth and positively impact our business and results of operations.

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
Our backlog as of March 31, 2023 and 2022 was as follows:

(In thousands)	2023	2022	Change
Backlog	$170,518	$175,750	$(5,232)	(3.0)%
Our net bookings for the three months ended March 31, 2023 and 2022 were as follows:

(In thousands)	2023	2022	Change
Net bookings	$11,665	$30,552	(18,887)	(61.8)%
Our net bookings for the three months ended March 31, 2023 were negatively impacted by a realization adjustment on a single program that was previously put on hold in the quarter affecting both net bookings and backlog.
Components of Results of Operations
Revenue
The Company derives its revenue primarily from two sources: (i) contractual arrangements to enable and enhance clinical trials through technology and services, and (ii) licensing of its unified technology platform to a variety of life science institutions.

Total revenue is comprised of revenue from the provision of the Company’s decentralized services, including enhanced services from the use of the Company’s hosted unified technology platform. Revenue also includes reimbursable and out of pocket expenses provided for in the Company’s contracts with its customers.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses include costs related to sales, marketing, and administrative functions (including human resources, legal, finance, information technology, privacy and training, and general management) such as compensation expense and benefits, including stock-based compensation, travel, professional services, facilities, recruiting and relocation, training, and sales commissions.
Depreciation and Amortization
Depreciation and amortization represent the costs charged for the Company’s property, equipment and capitalized software development. The Company records depreciation and amortization on property and equipment using the straight-line method, based on the estimated useful lives of the respective assets. The Company depreciates leasehold improvements over the shorter of the lease term or the estimated useful lives of the improvements. The Company amortizes software development costs over five years. We will continue to invest additional resources in our unified technology platform, to expand its capabilities and ensure that customers are realizing the full benefit of our offerings. The level and timing of investment in these areas could affect our depreciation and amortization expense in the future.
Restructuring Costs
Restructuring costs consist of employee severance and benefits. The Company commenced a cost reduction program in the fourth quarter of 2022 to materially change the Company’s management structure and to better align resources with our then-current business needs and going forward financial objectives, which included one-time termination benefits for 81 employees. In addition, the Company carried out an additional phase of the cost reduction program on April 11, 2023 in a continued effort to align the organization relative to core business needs and going forward financial objectives, which included one-time termination benefits for approximately 140 employees.
Other Income (Expense), net
Other income (expense), net, consists of interest income, sublease income, the change in the fair value of the earn-out liability, and other income (expense).

Results of Operations
Comparison of the three months ended March 31, 2023 and 2022
The following table sets forth our unaudited condensed consolidated statements of operations data for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In thousands)	2023	2022
Revenue	$14,086	$18,686

Cost of revenue and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	11,110	15,986
Selling, general and administrative	20,481	30,153
Impairment of long-lived assets	7,801	—
Depreciation and amortization	213	3,469
Restructuring costs	229	—
Total operating expenses	39,834	49,608
Loss from operations	(25,748)	(30,922)
Total other income (expense), net	1,120	75,815
(Loss) income before income taxes	(24,628)	44,893
Income tax expense (benefit)	—	(1)
Net (loss) income	$(24,628)	$44,894
Revenue
Revenue for the three months ended March 31, 2023 and 2022 was as follows:

(In thousands)	2023	2022	Change
Revenue	$14,086	$18,686	$(4,600)	(24.6)%
For the three months ended March 31, 2023, our revenue decreased by $4.6 million, or 24.6%, to $14.1 million, as compared to $18.7 million for the same period in 2022. This decrease was primarily driven by reduced opening backlog coverage resulting from prior year net bookings as well as to lower COVID related revenues year-over-year.
Cost of Revenue
Cost of revenue for the three months ended March 31, 2023 and 2022 was as follows:

(In thousands)	2023	2022	Change
Cost of revenue (exclusive of depreciation and amortization)	$11,110	$15,986	$(4,876)	(30.5)%
% of revenue	78.9%	85.6%
For the three months ended March 31, 2023, cost of revenue decreased by $4.9 million, or 30.5%, to $11.1 million, as compared to $16.0 million for the same period in 2022, primarily related to the revenue decrease as well as the Company’s cost reduction efforts. Specifically, we recognized cost decreases primarily in compensation-related expenses and consulting fees to better align to anticipated revenues.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2023 and 2022 were as follows:

(In thousands)	2023	2022	Change
Selling, general and administrative	$20,481	$30,153	$(9,672)	(32.1)%
% of revenue	145.4%	161.4%

Selling, general and administrative expenses decreased by $9.7 million, or 32.1%, to $20.5 million for the three months ended March 31, 2023 as compared to $30.2 million for the same period in 2022. The decrease was mainly due to lower salaries and wages, public company and software costs as a result of the cost reduction plan that was executed in the fourth quarter of 2022.
Impairment of Long-Lived Assets
Impairment of long-lived assets for the three months ended March 31, 2023 and 2022 was as follows:

(In thousands)	2023	2022	Change
Impairment of long-lived assets	7,801	—	$7,801	—%
% of revenue	55.4%	—%
Impairment of long-lived assets was $7.8 million for the three months ended March 31, 2023 as compared to $— for the same period in 2022. The increase was due to the full impairment of the Company’s long-lived assets for the three months ended March 31, 2023 due to the carrying value of the asset group being greater than the fair value. The Company considered the market capitalization valuation as of March 31, 2023, which was adversely impacted by sustained declines in the Company’s stock price during 2022 and 2023, in determining the fair value of the asset group. The market capitalization was trading below cash and cash equivalents and stockholders' equity at March 31, 2023, which required the Company to recognize the long-lived asset impairment. The Company remains confident in the utility of the long-lived assets and there has been no change as to their intended use.

Depreciation and Amortization
Depreciation and amortization expense for the three months ended March 31, 2023 and 2022 was as follows:

(In thousands)	2023	2022	Change
Depreciation and amortization	$213	$3,469	$(3,256)	(93.9)%
% of revenue	1.5%	18.6%
Depreciation and amortization expense decreased by $3.3 million, or 93.9%, to $0.2 million for the three months ended March 31, 2023 as compared to $3.5 million for the same period in 2022. The decrease in depreciation and amortization expense during the three months ended March 31, 2023 was due to the impairment of long-lived assets in the fourth quarter of 2022, partly offset by depreciation and amortization expense recognized on new assets purchased or capitalized during the three months ended March 31, 2023.
Restructuring Costs
Restructuring costs for the three months ended March 31, 2023 and 2022 were as follows:

(In thousands)	2023	2022	Change
Restructuring costs	$229	$—	$229	—%
% of revenue	1.6%	—%
Restructuring costs were $0.2 million for the three months ended March 31, 2023 as compared to $— for the same period in 2022. The increase in restructuring costs during the three months ended March 31, 2023 was due to the fourth quarter 2022 reduction in force related to the Company’s cost reduction program.

Other Income (Expense)
The components of other income (expense), net were as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Interest income	$930	$94
Sublease income	33	239
Change in fair value of earn-out liability	110	75,500
Other income (expense), net	47	(18)
Total other income (expense), net	$1,120	$75,815
Other income (expense) for the three months ended March 31, 2023 was income of $1.1 million compared to income of $75.8 million for the three months ended March 31, 2022, respectively. This decrease was primarily due to the recognition of $75.5 million gain on change in fair value of the earn-out liability for the three months ended March 31, 2022 compared to a gain of $0.1 million for the three months ended March 31, 2023. In addition, one of the Company’s leases, and related subleases, expired during the fourth quarter of 2022. These decreases were partly offset by an increase in interest income for the three months ended March 31, 2023 mainly due to movement of the majority of cash to a federal money market fund.
Liquidity and Capital Resources
Key measures of our liquidity were as follows:

(In thousands)	March 31, 2023	December 31, 2022
Balance sheet data:
Cash and cash equivalents	$82,644	$108,091
Working capital	83,942	103,028
As of March 31, 2023, the Company had cash and cash equivalents of $82.6 million. For the three months ended March 31, 2023, the Company recorded a net loss of $24.6 million, and used $19.6 million and $5.9 million of net cash in operating and investing activities, respectively, while financing activities provided $0.1 million of net cash. Cash outflows from operating activities were attributable primarily to losses from operations incurred in the three months ended March 31, 2023. The Company has limited operating history and is in an early stage of growth, incurring significant costs in developing and commercializing its products and related services, while generating limited revenue from sales of its products and related services that are insufficient to cover operating costs.
As of March 31, 2023, the Company’s principal source of liquidity was cash and cash equivalents provided from the October 2021 merger with LifeSci Acquisition II Corp. (the “Merger”) and related private placement financing. The Company believes that the current cash balances will be adequate to support its working capital needs, capital expenditures and other currently anticipated liquidity requirements for at least the next twelve months.
Our future capital requirements will depend on many factors, including investments in growth and technology. To meet these future capital requirements, we may enter into arrangements to acquire or invest in complementary businesses, services, technologies and other assets, which may require us to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing in a timely manner, on terms acceptable to us, or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation of our unified technology platform, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

Cash Flows
Our cash flows from operating, investing, and financing activities were as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022	Change
Net cash used in operating activities	$(19,611)	$(27,983)	$8,372
Net cash used in investing activities	(5,947)	(7,181)	1,234
Net cash provided by financing activities	87	114	(27)
Operating activities
Net cash used in operating activities for the three months ended March 31, 2023 was $19.6 million, consisting primarily of net loss of $24.6 million and changes in working capital of $8.3 million, partly offset by net adjustments for non-cash items of $13.3 million. Changes in working capital were primarily due to decreases in accounts payable and accrued expenses related to the timing of invoicing and payment, including the payment of the 2022 annual employee bonus in March 2023, a decrease in deferred revenue due to timing of up-front and milestone cash received from customers relative to revenue recognized, and an increase in net receivables due to the timing of invoicing and collections during the three months ended March 31, 2023. Net adjustments for non-cash items consisted primarily of the loss on impairment of long-lived assets and stock-based compensation expense.
Net cash used in operating activities for the three months ended March 31, 2022 was $28.0 million, consisting primarily of net income of $44.9 million, offset by changes in working capital of $8.6 million and net adjustments for non-cash items of $64.3 million. Changes in working capital were primarily due to decreases in accounts payable and accrued expenses. Changes in working capital were impacted by the timing of payments to vendors, as well as payment of the 2021 annual employee bonuses in March 2022. Net adjustments for non-cash items consisted primarily of a $75.5 million gain recorded from the change in fair value of the earn-out liability, partially offset by stock-based compensation expense and depreciation and amortization.
Investing activities
Net cash used in investing activities for the three months ended March 31, 2023 was $5.9 million, consisting of $5.2 million in payments related to capitalized software development costs and a $0.8 million purchase of internal-use scheduling software to be integrated into the Company’s unified technology platform over a six to nine month period.
Net cash used in investing activities for the three months ended March 31, 2022 was $7.2 million, consisting of $7.0 million in payments related to capitalized software development costs and $0.1 million in purchases of property and equipment.
The purchase of internal-use scheduling software during the three months ended March 31, 2023 reflects the Company’s continuous improvement objective in relation to our unified technology platform in addition to the Company’s efficiency and overall cost-reduction objectives.
We expect to make expenditures for additions and enhancements to our unified technology platform and for purchases of property and equipment, as needed. The amount, timing and allocation of capital expenditures are largely discretionary and within management’s control. Depending on market conditions, we may choose to defer a portion of our budgeted expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate cash flow.
Financing activities
Net cash provided by financing activities was $0.1 million for each of the three months ended March 31, 2023 and 2022, consisting of cash received from stock option exercises and proceeds from issuance of stock under the employee stock purchase plan for the three months ended March 31, 2023 and cash received from stock option exercises for the three months ended March 31, 2022.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of

America (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.
While our significant accounting policies are more fully described in Note 2 “Summary of Significant Accounting Policies” of our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and require our most difficult, subjective, and complex judgments.
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
Capitalized Software and the Recognition of Related Amortization to Expense
Science 37’s unified technology platform organizes workflows, captures real-time evidence, and harmonizes data during clinical trial support or enhancement. As such, we capitalize software development costs related to the development of our unified technology platform in accordance with ASC Topic 350-40, Internal Use Software. Capitalized software is recorded at cost less accumulated amortization. Costs incurred during the development stage are capitalized and consist of payroll labor and benefits, to the extent of time spent directly on the development of software, stock-based compensation expense for direct employees, and external direct costs of materials and labor. Payroll and benefits are allocated based on the percentage of technical employees’ time spent directly on the software which involves some level of estimation. Vacation, holidays, sick time, extended leave, training, and administrative meetings are considered and excluded from the percent capitalized. Training and maintenance costs are expensed as incurred. Amortization commences once the respective assets are placed into service. The amortization of these capitalized software costs for our unified technology platform is included in depreciation and amortization over an estimated life of five years. The determination of the useful life for capitalized software involves some level of judgment. Amortization expense can be affected by various factors, including new software releases, acquisitions or divestitures of software, and/or impairments.
In January 2023, following the full impairment of the Company’s long-lived assets as of December 2022, the Company reassessed the useful life of its unified technology platform in relation to its revenue generating activities. Based on this review, the Company determined the actual useful life of its unified technology platform, in relation to revenue generating activities, was longer than the useful life used for amortization purposes in the Company’s financial statements. As a result, the Company increased the useful life of its unified technology platform for amortization purposes from three to five years effective January 1, 2023. The effects of this change in accounting estimate over the previous estimated useful life for the three months ended March 31, 2023 was zero because the Company’s unified technology platform was fully impaired in both the fourth quarter of 2022 and for the three months ended March 31, 2023 as discussed below.
The Company reviews capitalized software for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the expected undiscounted future cash flow from the use of the capitalized software and its eventual disposition is less than the carrying value, an impairment loss is recognized and measured using the fair value of the related asset. Assets are reported at the lower of the carrying amount or the fair value less costs to sell. The net book value of the Company’s unified technology platform totaling $7.8 million and $42.1 million was impaired as of March 31, 2023 and December 31, 2022 due to the fair value of the asset group being lower than its carrying value under the long-lived asset impairment test as of March 31, 2023 and December 31, 2022, respectively. In the fourth quarter of 2022 through March 31, 2023, the Company’s common stock price experienced significant decline, resulting in market value trading below cash and cash equivalents and stockholders’ equity at March 31, 2023 and December 31, 2022, respectively.
Stock-Based Compensation
We recognize the cost of stock-based awards granted to employees and directors based on the estimated grant-date fair value of the awards. Cost is recognized on a straight-line basis over the service period, which is generally the vesting period of the award. We reverse previously recognized costs for unvested awards in the period that forfeitures occur. We determine the fair value of stock options and shares issued under the employee stock purchase plan (ESPP) using the Black-Scholes option pricing model, which is impacted by the following assumptions:
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
•Risk-Free Interest Rate—The interest rates used are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. Prior to the October 2021 Merger, due to the absence of an active market for Science 37 Inc.’s (“Legacy Science 37”) common stock, the fair value of the common stock for purposes of determining the common stock price for stock option grants was determined by Legacy Science 37’s Board of Directors. Legacy Science 37’s Board of Directors set the exercise price of stock options at least equal to the fair value of its common stock on the date of grant. Legacy Science 37’s Board of Directors exercised judgment while considering numerous objective and subjective factors in order to determine the fair market value on each date of grant in accordance with the guidance in the American Institute of Certified Public Accountants Technical Practice Aid entitled, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, including the receipt of a valuation prepared by an independent third party with extensive experience valuing common stock of privately held companies.
Earn-Out Shares
As of the October 2021 Merger date, former holders of shares of Legacy Science 37 common stock (including shares received as a result of the conversion of Legacy Science 37 preferred stock) and former holders of options to purchase shares of Legacy Science 37 are entitled to receive their respective pro rata shares of up to 12,500,000 additional shares of the Company’s common stock (the “Earn-Out Shares”) if, during the period beginning on the Merger Transaction date and ending on October 6, 2024, the share price equal to the volume weighted average price of Science 37’s common stock for a period of at least 20 days out of 30 consecutive trading days (each, a “Triggering Event”):
•is equal to or greater than $15.00, a one-time aggregate issuance of 5,000,000 Earn-Out Shares will be made; and
•is equal to or greater than $20.00, a one-time aggregate issuance of 7,500,000 Earn-Out Shares will be made.
In respect of former holders of Legacy Science 37 options, receipt of the Earn-Out Shares is subject to continued services to the Company or one of its subsidiaries at the time of the applicable Triggering Event. If there is a change of control of Science 37 within the three-year period following the closing of the October 2021 Merger that will result in the holders of Science 37 common stock receiving a per share price equal to or in excess of any Triggering Event threshold, then immediately prior to such change of control, any Triggering Event that has not previously occurred shall be deemed to have occurred and Science 37 shall issue the Earn-Out Shares to the former holders of shares of Legacy Science 37 common stock and former holders of Legacy Science 37 options in accordance with their respective pro rata shares. The estimated fair value of the Earn-Out Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential outcomes over the earn-out period using the most reliable information available.

The Company determined that the contingent obligation to issue Earn-Out Shares to existing Legacy Science 37 shareholders is not indexed to the Company's stock under ASC Topic 815-40 and therefore equity treatment is precluded. The Triggering Event(s) that determine the issuance of the Earn-Out Shares include terms that are not solely indexed to our common stock, and as such liability classification is required. Equity-linked instruments classified as liabilities are recorded at their estimated fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized in other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss.
The Company determined that the contingent obligation to issue Earn-Out Shares to existing Legacy Science 37 option holders falls within the scope of ASC Topic 718, Share-based Compensation, because the option holders are required to continue providing service until the occurrence of the Triggering Event(s). The fair value of the option holder Earn-Out Shares is recorded as share-based compensation on a straight-line basis over the derived service period determined using the Monte Carlo simulation valuation model and recognized in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.
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
The Company is an “emerging growth company” as defined in Section 2(a) of the Securities Act and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. The Company expects to remain an emerging growth company at least through the end of 2023 and expects to continue to take advantage of the benefits of the extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
The Company’s risk factors are described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. These factors could materially, adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes to the Company’s risk factors since the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on March 6, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Equity Securities
None.
Purchases of Equity Securities
The Company did not repurchase shares of its common stock during the three months ended March 31, 2023.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
2.1#	The Agreement and Plan of Merger dated as of May 6 2021, by and among LifeSci Acquisition II Corp., LifeSci Acquisition II Merger Sub, Inc. and Science 37, Inc.	8-K	2.1	May 7, 2021
3.1	Second Amended and Restated Certificate of Incorporation.	S-1	3.1	November 5, 2021
3.2	Amended and Restated Bylaws of Science 37 Holdings, Inc.	8-K	3.3	October 13, 2021
10.1+	Science 37 Holdings, Inc. Amended and Restated Executive Severance Policy			*
10.2+	Form of Participation Agreement for the Amended and Restated Executive Severance Policy			*
10.3+	Form of Restricted Stock Unit Agreement under the 2021 Incentive Award Plan (Exchange Offer).	SC TO-I	(a)(1)(L)	April 3, 2023
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			**
101	The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.			*
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101).			*
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

SCIENCE 37 HOLDINGS, INC.

Date:	May 15, 2023		/s/ David Coman
		Name:	David Coman
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2023		/s/ Mike Zaranek
		Name:	Mike Zaranek
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)