Form 10-Q
period 2023-06-30
Science 37 Holdings, Inc.
filed 2023-08-08
CIK 1819113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
As of August 2, 2023, there were 117,111,905 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Science 37 Holdings, Inc.
Form 10-Q
For the Quarter Ended June 30, 2023

“We,” “us,” “our,” the “Company,” or “Science 37,” unless the context otherwise requires, means Science 37 Holdings,
Inc. and its subsidiaries.

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These statements involve known and unknown risks, uncertainties and other important factors, many of which are beyond the Company’s control, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may impact such forward-looking statements include:

•expectations regarding the Company’s strategies and future financial performance, including its future business plans or objectives, prospective performance and opportunities and competitors, revenues, backlog conversion, products and services, pricing, operating expenses, market trends, liquidity, cash flows and uses of cash, capital expenditures, and ability to invest in growth initiatives and pursue merger, acquisition, divestiture, investment, partnership and similar opportunities, as well as regarding its cost reduction programs and anticipated cost savings;
•risks related to the Company’s technology, intellectual property, data privacy and cybersecurity practices;
•risks related to the Company’s reliance on third parties;
•risks related to general economic and financial market conditions, including the impact of ongoing supply chain disruptions and inflationary cost pressures and the possibility of an economic recession; instability in the global banking system; the political, legal and regulatory environment; and the industries in which the Company operates;
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

Part I - Financial Information
Item 1. Financial Statements
Science 37 Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(unaudited)
(In thousands, except share data)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$65,003	$108,091
Accounts receivable and unbilled services, net	14,832	10,992
Prepaid expenses and other current assets	6,921	7,121
Total current assets	86,756	126,204
Other assets	200	244
Total assets	$86,956	$126,448

Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$5,955	$7,206
Accrued expenses and other liabilities	10,002	11,364
Deferred revenue	2,840	4,606
Total current liabilities	18,797	23,176
Non-current liabilities:
Deferred revenue	4,149	3,654
Operating lease liabilities	392	716
Commissions payable	1,300	1,336
Other long-term liabilities	71	180
Total liabilities	24,709	29,062
Commitments and Contingencies (Note 11)
Redeemable convertible preferred stock:
Redeemable convertible preferred stock, $0.0001 par value; 100,000,000 shares authorized, 0 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 400,000,000 shares authorized, 117,107,326 and 116,432,029 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	12	12
Additional paid-in capital	359,326	350,247
Accumulated other comprehensive income	215	193
Accumulated deficit	(297,306)	(253,066)
Total stockholders’ equity	62,247	97,386
Total liabilities, preferred stock and stockholders’ equity	$86,956	$126,448
The accompanying notes are an integral part of these condensed consolidated financial statements.

Science 37 Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Revenue	$15,351	$19,275	$29,437	$37,961

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	9,964	13,842	21,074	29,828
Selling, general and administrative	16,593	28,183	37,073	58,337
Impairment of long-lived assets	5,679	—	13,480	—
Depreciation and amortization	143	4,230	357	7,699
Restructuring costs	3,373	—	3,602	—
Total operating expenses	35,752	46,255	75,586	95,864
Loss from operations	(20,401)	(26,980)	(46,149)	(57,903)

Other income (expense):
Interest income	813	95	1,743	189
Sublease income	33	240	65	479
Change in fair value of earn-out liability	—	20,900	110	96,400
Other income (expense), net	(24)	(88)	25	(105)
Total other income (expense), net	822	21,147	1,943	96,963
(Loss) income before income taxes	(19,579)	(5,833)	(44,206)	39,060
Income tax expense (benefit)	—	—	—	(1)
Net (loss) income	$(19,579)	$(5,833)	$(44,206)	$39,061

(Loss) earnings per share:
Basic	$(0.17)	$(0.05)	$(0.38)	$0.34
Diluted	$(0.17)	$(0.05)	$(0.38)	$0.31
Weighted average common shares outstanding:
Basic	116,919	115,995	116,734	115,693
Diluted	116,919	115,995	116,734	126,185

Comprehensive (loss) income
Net (loss) income	(19,579)	(5,833)	(44,206)	39,061
Foreign currency translation	9	27	22	27
Total comprehensive (loss) income	$(19,570)	$(5,806)	$(44,184)	$39,088
The accompanying notes are an integral part of these condensed consolidated financial statements.

Science 37 Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
Three and Six Months Ended June 30, 2023 and 2022
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at December 31, 2022	116,432	$12	$350,247	$193	$(253,066)	$97,386
Stock-based compensation	—	—	5,286	—	—	5,286
Adoption of current expected credit loss standard	—	—	—	—	(33)	(33)
Proceeds from option exercises	30	—	12	—	—	12
Proceeds from issuance of stock under the employee stock purchase plan	267	—	75	—	—	75
Net loss	—	—	—	—	(24,628)	(24,628)
Foreign currency translation, net of tax	—	—	—	13	—	13
Balance at March 31, 2023	116,729	$12	$355,620	$206	$(277,727)	$78,111
Stock-based compensation	—	—	3,709	—	—	3,709
Proceeds from option exercises	52	—	14	—	—	14
RSUs vested	326	—	(17)	—	—	(17)
Net loss	—	—	—	—	(19,579)	(19,579)
Foreign currency translation, net of tax	—	—	—	9	—	9
Balance at June 30, 2023	117,107	$12	$359,326	$215	$(297,306)	$62,247

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at December 31, 2021	114,991	$11	$323,666	$—	$(202,078)	$121,599
Stock-based compensation	—	—	7,557	—	—	7,557
Proceeds from option exercises	723	1	130	—	—	131
Net income	—	—	—	—	44,894	44,894
Balance at March 31, 2022	115,714	$12	$331,353	$—	$(157,184)	$174,181
Stock-based compensation	—	—	7,103	—	—	7,103
Proceeds from option exercises	538	—	369	—	—	369
Net loss	—	—	—	—	(5,833)	(5,833)
Foreign currency translation, net of tax	—	—	—	27	—	27
Balance at June 30, 2022	116,252	$12	$338,825	$27	$(163,017)	$175,847
The accompanying notes are an integral part of these condensed consolidated financial statements.

Science 37 Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net (loss) income	$(44,206)	$39,061
Adjustments to reconcile net income (loss) income to net cash used in operating activities:
Depreciation and amortization	357	7,699
Non-cash lease expense related to operating lease right-of-use assets	—	567
Stock-based compensation	8,709	13,687
Gain on change in fair value of earn-out liability	(110)	(96,400)
Long-lived asset impairment	13,480	—
Loss (gain) on foreign currency exchange rates	(17)	104
Provision for doubtful accounts	388	32
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	(4,262)	(2,507)
Prepaid expenses and other current assets	202	(378)
Other assets	34	94
Accounts payable	(3,258)	(6,250)
Accrued expenses and other current liabilities	(2,416)	(5,879)
Deferred revenue	(1,270)	(5)
Operating lease liabilities	(324)	(294)
Other, net	(32)	115
Net cash used in operating activities	(32,725)	(50,354)
Cash flows from investing activities:
Payments related to capitalized software development costs	(9,714)	(16,228)
Purchase of internal-use software	(750)	—
Purchases of property and equipment	(27)	(159)
Net cash used in investing activities	(10,491)	(16,387)
Cash flows from financing activities:
Proceeds from stock option exercises	26	472
Proceeds from issuance of stock under the employee stock purchase plan	75	—
Payments related to tax withholdings for share-based compensation	(17)	—
Net cash provided by financing activities	84	472
Effect of foreign currency exchange rate changes on cash	44	(3)
Net decrease in cash and cash equivalents	(43,088)	(66,272)
Cash and cash equivalents, beginning of period	108,091	214,601
Cash and cash equivalents, end of period	$65,003	$148,329
Supplemental disclosures of non-cash activities
Balance in accounts payable, accrued expenses and other current liabilities, and capitalized stock-based compensation related to capitalized software and fixed asset additions	$(3,345)	$(4,152)
Balance in prepaid expenses and other current assets related to stock option exercises	$—	$28
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
Reclassification
Certain previously reported amounts have been reclassified to conform to the current period presentation. Specifically, on the face of the condensed consolidated balance sheets, commissions payable, which has increased as a percentage of total assets and was previously included in other long-term liabilities, has been reclassified to a separate financial statement line item. In addition, long-term earn-out liability, which was previously disclosed as a separate financial statement line item has been reclassified to other long-term liabilities, due to the immaterial nature of the balance.
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

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

In January 2023, following the release of our next generation unified technology platform during 2022, the Company reassessed the useful life of its unified technology platform in relation to its revenue generating activities. Based on this review, the Company determined the useful life of its unified technology platform, in relation to revenue generating activities, was longer than the useful life previously used for amortization purposes in the Company’s financial statements. As a result, the Company increased the useful life of its unified technology platform for amortization purposes from three to five years effective January 1, 2023. The effects of this change in accounting estimate over the previous estimated useful life for the three and six months ended June 30, 2023 was zero because the Company’s unified technology platform was fully impaired in both the fourth quarter of 2022 and for the six months ended June 30, 2023 as discussed under Note 3 “Capitalized Software, net”.
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
As of June 30, 2023, the aggregate amount of transaction price allocated to the unsatisfied performance obligations was $147.1 million. The Company expects to recognize this revenue over the remaining contract term of the individual projects, with remaining contract terms generally ranging from one month to 5.1 years. The amount of unsatisfied performance obligations is lower than the potential contractual revenue since it excludes revenue that is constrained. Revenue amounts excluded due to constraints include those amounts under contracts that (i) are wholly unperformed in which the customer has a unilateral right to cancel the arrangement, or (ii) require the Company to undertake numerous activities to fulfill the performance obligations, including various activities that are outside of the Company’s control.
Timing of Billing and Performance
During the three and six months ended June 30, 2023, the Company recognized approximately $1.2 million and $4.5 million of revenue, respectively, that was included in the deferred revenue balance at the beginning of the periods. During the three and six months ended June 30, 2023, revenue recognized from performance obligations partially satisfied in previous periods was $1.1 million and $4.0 million, respectively. These cumulative catch-up adjustments primarily related to contract modifications executed in the current period, which resulted in changes to the transaction price and changes in estimates such as estimated total costs.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Accounts Receivable, Unbilled Services, and Deferred Revenue
Accounts receivable and unbilled services (including contract assets) consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Accounts receivable	$11,928	$8,235
Unbilled services	4,123	3,555
Total accounts receivable and unbilled services	16,051	11,790
Allowance for doubtful accounts	(1,219)	(798)
Total accounts receivable and unbilled services, net	$14,832	$10,992
As of June 30, 2023 and December 31, 2022, contract assets of $4.1 million and $3.6 million, respectively, were included in unbilled services.
Deferred revenue as of June 30, 2023 and December 31, 2022 was $7.0 million and $8.3 million, respectively. Changes in the Company’s accounts receivable, unbilled services and deferred revenue balances were impacted by timing differences between the Company’s satisfaction of performance obligations under its contracts, achievement of billing milestones, and customer payments.
Revenue by Geography
Substantially all of the Company’s revenue for the three and six months ended June 30, 2023 and 2022 was derived from services performed within the United States. No other country represented more than 10% of total revenue for these periods.
Concentration of Credit Risk
Financial assets that subject the Company to credit risk primarily consist of cash and cash equivalents, accounts receivable and unbilled services. Based on the short-term nature and historical realization of the financial assets, as well as the reputable credit ratings of the financial institutions holding the deposits, the Company believes it bears minimal credit risk. Certain balances exceed Federal Deposit Insurance Corporation (FDIC) insured limits or are invested in money market accounts with investment banks that are not FDIC insured.
For both the three months ended June 30, 2023 and 2022, two customers individually (totaling 27.5% and 29.6% of revenues, respectively) accounted for greater than 10% of revenue. For the six months ended June 30, 2023 and 2022, three and two customers, respectively, individually (totaling 34.5% and 32.4% of revenues, respectively) accounted for greater than 10% of revenue.

As of June 30, 2023 and December 31, 2022, five and two customers, respectively, individually (totaling 69.3% and 39.1% of accounts receivable, net, respectively) accounted for greater than 10% of accounts receivable, net.
3. Capitalized Software, net
For the six months ended June 30, 2023 and 2022, the Company capitalized $13.1 million and $20.4 million, respectively, of internal-use software and recognized amortization expense of $0.4 million and $7.4 million, respectively.
In addition, on January 31, 2023, the Company purchased scheduling software at a cost of $0.8 million. The acquired software will be integrated into the Company’s unified technology platform over an approximate nine month period. This purchase and integration will enable increased scheduling efficiencies and related cost savings and demonstrates the Company’s continuous improvement and cost reduction commitments.
The net book value of the Company’s internal use software totaling $13.5 million during the six months ended June 30, 2023 was impaired due to the carrying value of the asset group being greater than the fair value. The Company considered the market capitalization valuation during the six months ended June 30, 2023, which was adversely impacted by sustained declines in the Company’s stock price, in determining the fair value of the asset group. The market capitalization was trading below cash and cash equivalents and stockholders' equity at June 30, 2023 which required the

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Company to recognize the long-lived asset impairment. The Company remains confident in the utility of the long-lived assets and there has been no change as to their intended use.

No long-lived asset impairment expense was recognized for the six months ended June 30, 2022.
4. Leases
The following table presents lease liability maturities and balance sheet classification as of June 30, 2023:

(in thousands)
Years Ending December 31,	Operating Leases
2023 (excluding the six months ended June 30, 2023)	$341
2024	599
2025	138
2026	12
2027 and thereafter	—
Total future minimum lease payments	1,090
Less imputed interest	(62)
Total lease liability	$1,028

Balance Sheet classification of lease liabilities reported as of June 30, 2023:
Current liabilities: Accrued expenses and other liabilities	$636
Non-current liabilities: Operating lease liabilities	392
Total	$1,028
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
On April 11, 2023, the Company commenced an additional phase of its cost reduction program. In a continued effort to align the organization relative to core business needs and go forward financial objectives, this phase included a reduction in force affecting approximately 140 employees (representing approximately 30% of total employees prior to these actions). The Company’s Board of Directors approved the reduction in force on March 30, 2023 and the majority of the affected employees were informed on April 11, 2023. The cost reduction program was substantially complete as of June 30, 2023.
During the six months ended June 30, 2023, the Company recognized $3.6 million of restructuring costs. There were no restructuring costs for the six months ended June 30, 2022. Total costs and cash expenditures for both phases of the cost reduction program are estimated at $6.7 million to $7.0 million, substantially all of which are related to one-time employee severance and benefits costs. The Company may continue to incur additional restructuring costs during and beyond 2023 related to its cost reduction program. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the cost reduction program.
Restructuring liabilities are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. Activity related to the restructuring liabilities was as follows:

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

(In thousands)	June 30, 2023
Balance at beginning of period	$772
Restructuring costs	3,602
Payments	(3,671)
Balance at end of period	$703
The Company expects the restructuring accruals as of June 30, 2023 will be paid in 2023, pursuant to the terms of one-time benefits.
6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Prepaid expenses	$2,114	$2,834
Capitalized commission cost, net	4,477	3,945
Other	330	342
Total prepaid expenses and other current assets	$6,921	$7,121
7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Compensation, including bonuses, fringe benefits, and payroll taxes	$4,880	$5,750
Professional fees, investigator fees, and pass-through expenses	1,993	2,527
Commissions payable	1,623	1,529
Restructuring costs	703	772
Current portion of operating lease liabilities	636	606
Other	167	180
Total accrued expenses and other liabilities	$10,002	$11,364
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
None of the Company’s non-financial assets or liabilities are subject to fair value measurement on a non-recurring basis. There were no transfers between fair value measurement levels during the six months ended June 30, 2023.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the fair values of the Company’s assets and liabilities that were measured and reported at fair value on a recurring basis as of June 30, 2023:

(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$62,978	$—	$—	$62,978
Total	$62,978	$—	$—	$62,978
Liabilities:
Earn-out liability related to shareholders	$—	$—	$60	$60
Total	$—	$—	$60	$60
The following table summarizes the fair values of the Company’s assets and liabilities that were measured and reported at fair value on a recurring basis as of December 31, 2022:

(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$104,138	$—	$—	$104,138
Total	$104,138	$—	$—	$104,138
Liabilities:
Earn-out liability related to shareholders	$—	$—	$170	$170
Total	$—	$—	$170	$170
9. Earnings (Loss) Per Share
The following table presents the calculation of basic and diluted earnings (loss) per share for the Company’s common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net (loss) income	$(19,579)	$(5,833)	$(44,206)	$39,061
Denominator:
Basic weighted average common shares outstanding	116,919	115,995	116,734	115,693
Effect of dilutive securities:
Stock options	—	—	—	10,428
Restricted stock units	—	—	—	65
Diluted weighted average common shares outstanding	116,919	115,995	116,734	126,185
Earnings (loss) per share:
Basic	$(0.17)	$(0.05)	$(0.38)	$0.34
Diluted	$(0.17)	$(0.05)	$(0.38)	$0.31
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

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The number of potential shares outstanding that were anti-dilutive, and were excluded from the computation of diluted earnings per share, weighted for the portion of the period they were outstanding, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Stock options	15,383	27,413	19,777	16,321
Restricted stock units	15,104	321	12,479	—
ESPP	200	—	241	—
Earn-out shares	12,500	12,500	12,500	12,500
Total anti-dilutive shares	43,187	40,234	44,997	28,821

10. Related-Party Transactions
For the three and six months ended June 30, 2023, the Company had revenue of $0.6 million and $0.7 million, respectively, from Pharmaceutical Product Development, LLC (“PPD”), a wholly-owned subsidiary of Thermo Fisher Scientific, Inc. and a shareholder who beneficially owns 5% or more of the Company’s common stock. For the three and six months ended June 30, 2022, the Company had revenue of $2.1 million and $4.4 million, respectively, from PPD. In addition, as of June 30, 2023 and December 31, 2022, the Company had receivables of $0.3 million and $0.7 million, respectively, from PPD.
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

Commitments and Contingencies
As of June 30, 2023, the Company had no material contingent losses recorded.
Please refer to Note 4 “Leases” for information regarding lease commitments and Note 12 “Earn-Out Shares” for information regarding the contingent obligation related to the Earn-Out Shares.
12. Earn-Out Shares
In accordance with the October 2021 Merger, former holders of shares of Legacy Science 37 preferred and common stock and former holders of options to purchase shares of Legacy Science 37 common stock are entitled to receive their respective pro rata shares of up to 12,500,000 additional shares of the Company’s common stock (the “Earn-Out Shares”) if certain triggering events are met within three years from the date of the Merger (the “Triggering Events”). For more information on the Merger transaction, please refer to Note 1 “Company Background and Basis of Presentation” and Note 3 “Business Combination” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 6, 2023.
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

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2023, the stockholders and option holders were estimated to receive approximately 11,235,381 and 1,264,619 Earn-Out Shares, respectively. The fair value of the Earn-Out Shares was approximately $0.01 (Trigger 1) and approximately $0.00 (Trigger 2) per share as of June 30, 2023.
Through the third quarter of 2022, the estimated fair value of the Earn-Out Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earn-Out Period using the most reliable information available. This valuation method falls into Level 3 fair value hierarchy for inputs used in measuring fair value and is based on inputs that are unobservable and significant to the overall fair value measurement. Unobservable inputs are inputs that reflect the Company's judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. To the extent that the valuation is based on models or inputs that are unobservable in the market, the determination of fair value requires management to exercise a high degree of judgment. Change in significant unobservable inputs could result in a higher or lower fair value measurement of the liability associated with the Earn-Out Shares. Based on the first year Monte Carlo simulation valuation model results, the change in the Company’s stock price and the relative immaterial nature of the earn-out liability, the fair value of the Earn-Out Shares for both the six months ended June 30, 2023 and the three months ended December 31, 2022 was determined using a valuation methodology that the Company believes approximates the fair value of the Earn-Out Shares that would be determined using the Monte Carlo simulation valuation model.
Former Science 37 Shareholders
The Company has determined that the contingent obligation to issue Earn-Out Shares to former Science 37 shareholders is not indexed to the Company's stock under ASC Topic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, and therefore equity treatment is precluded. The Triggering Event that determines the issuance of the Earn-Out Shares includes terms that are not solely indexed to the common stock of the Company and, as such, liability classification is required. For the six months ended June 30, 2023, there was a decrease in the fair value of the earn-out liability of $0.1 million, which was recorded as a gain in “Change in fair value of earn-out liability” within the condensed consolidated statements of operations. In accordance with the Merger, Earn-Out Shares attributable to former Science 37 option holders who discontinue providing service before the occurrence of the Triggering Event are reallocated to the remaining eligible former stockholders and former option holders.
The earn-out liability is recorded on the balance sheet as a non-current liability because potential payment of the liability will be settled in the Company’s common shares. The following table presents a reconciliation of changes in the carrying amount of the contingent earn-out liability classified as Level 3 fair value hierarchy using significant unobservable inputs for the six months ended June 30, 2023:

(In thousands)	Earn-Out Liability
Balance at December 31, 2022	$170
Change in fair value related to option holder forfeitures	—
Change in fair value related to share valuation inputs	(110)
Total change in fair value recognized in earnings	$(110)
Balance at June 30, 2023	$60
Former Science 37 Option Holders
The contingent obligation to issue Earn-Out Shares to former Science 37 option holders falls within the scope of ASC 718, Compensation - Stock Compensation, because the option holders are required to continue providing service until the occurrence of the Triggering Event(s). For the three and six months ended June 30, 2023, the Company recorded approximately $0 million and $0.4 million, respectively, in stock-based compensation expense related to the Earn-Out Shares. No unrecognized compensation expense was remaining at June 30, 2023.

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
The following table summarizes stock option awards outstanding as of June 30, 2023, as well as activity during the six months then ended:

(In thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2022	24,490	$6.16
Granted	511	0.33
Exercised	(82)	0.32
Forfeited	(13,150)	9.55
Outstanding at June 30, 2023	11,769	$2.15
The following table summarizes RSU awards outstanding as of June 30, 2023, as well as activity during the six months then ended:

(In thousands, except per share amounts)	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Fair Value
Outstanding at December 31, 2022	9,737	$2.06
Granted	9,194	$0.27
Vested	(386)	$3.16
Forfeited	(900)	$2.07
Outstanding at June 30, 2023	17,645	$1.10	$19,392
As of June 30, 2023, the total unrecognized compensation expense related to outstanding stock options and RSU awards was $3.1 million and $34.7 million, respectively, which the Company expects to recognize over a weighted-average period of 1.87 and 2.21 years, respectively.
On April 3, 2023, the Company filed a Schedule TO with the Securities and Exchange Commission in connection with an exchange offer to eligible employees (including named executive officers) and consultants of the Company to

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

voluntarily exchange some or all of their outstanding stock options, whether vested or unvested, with an exercise price greater than or equal to $9.06 per share for a lesser number of RSUs with standard three year service-based vesting requirements (the “Exchange Offer”). Specifically, one RSU was granted in exchange for two eligible options held by non-executive employees and consultants and two and one-half eligible options held by executive officers. The number of RSUs was rounded down to the nearest whole share on a grant-by-grant basis. The Exchange Offer closed on April 28, 2023. In the aggregate, 4,674,682 RSUs were issued to 142 executive and non-executive employees and consultants in exchange for 10,605,665 stock options that had a weighted average exercise price of $10.22. The new RSUs granted in connection with the Exchange Offer are governed by the 2021 Plan.
The Exchange Offer resulted in Type I (probable to probable) modifications and will result in incremental stock-based compensation expense of $1.0 million. This incremental expense was measured as the excess of the fair value of each new RSU as of the date of the exchange (grant date) over the fair value of the stock options surrendered in exchange for the RSUs, measured immediately prior to their cancellation. The original option awards had remaining vesting periods ranging from 2.1 to 2.8 years at the exchange date. For Type I modifications that increase an employee’s requisite service period, companies have the option of attributing the remaining unrecognized compensation expense of the original award and the incremental compensation expense resulting from the modification either 1) separately over their individual vesting periods or 2) ratably over the new award’s vesting period. The Company will expense ratably over the new award’s vesting period.
As of June 30, 2023, there were 267,401 shares issued and 5,968,901 shares reserved for future issuance under the ESPP. As of June 30, 2023, the total unrecognized compensation expense related to the ESPP was de minimis, which the Company expects to recognize over a period of 0.17 years.
The total amount of stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 was as follows:

Statement of operations classification	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Cost of revenue (stock options, RSUs and ESPP)	$132	$462	$381	$976
Selling, general and administrative (stock options, RSUs and ESPP)	3,469	3,791	7,923	8,959
Selling, general and administrative (Earn-Out Shares)	—	1,877	405	3,752
Total stock-based compensation expense	$3,601	$6,130	$8,709	$13,687
Stock-based compensation expense recognized in the statements of operations may differ from the impact of stock-based compensation to additional paid-in capital due to stock-based compensation capitalized as part of software development activities.
14. Income Taxes
The Company has incurred net operating losses since inception and is forecasting additional losses through December 31, 2023. No U.S. Federal or material state income taxes are expected for 2023 and foreign income taxes are expected to be immaterial; as such, the provision for income taxes recorded as of June 30, 2023 was immaterial. Due to the Company’s history of losses since inception, there is not enough evidence at this time to support the conclusion that the Company will generate future income of a sufficient amount and nature to utilize the benefits of the Company’s net deferred tax assets. Accordingly, as of June 30, 2023 and December 31, 2022, the Company provided a full valuation allowance against its net deferred tax assets since, as of that time, the Company could not assert that it was more likely than not that these deferred tax assets would be realized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and other documents filed by us from time to time with the Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” “Science 37,” and “the Company” are intended to mean the business and operations of Science 37 Holdings, Inc.
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
We continually evaluate our backlog to determine if any previously awarded work is no longer expected to be performed. If we determine that previously awarded work is no longer probable of performance and the mutual financial closeout activities are materially complete, we will remove the value from our backlog based on the risk of cancellation. We recognize revenue from these bookings as services are performed, provided the Company has received proper authorization from the customer. We exclude revenue that has been recognized and reported in the statement of operations from backlog.
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
Our backlog as of June 30, 2023 and 2022 was as follows:

(In thousands)	2023	2022	Change
Backlog	$168,746	$181,831	$(13,085)	(7.2)%
Our net bookings for the three months ended June 30, 2023 and 2022 were as follows:

(In thousands)	2023	2022	Change
Net bookings	$13,580	$25,357	$(11,777)	(46.4)%
Our backlog as of June 30, 2023 and net bookings for the three months ended June 30, 2023 were negatively impacted by cancellations, during the period, of ongoing projects totaling $22.2 million. This included a single long-term follow-up COVID mitigation program, with eight years remaining at the time of notification, representing $16.4 million of the cancellations.

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

Results of Operations
Comparison of the three and six months ended June 30, 2023 and 2022
The following table sets forth our unaudited condensed consolidated statements of operations data for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Revenue	$15,351	$19,275	$29,437	$37,961

Cost of revenue and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	9,964	13,842	21,074	29,828
Selling, general and administrative	16,593	28,183	37,073	58,337
Impairment of long-lived assets	5,679	—	13,480	—
Depreciation and amortization	143	4,230	357	7,699
Restructuring costs	3,373	—	3,602	—
Total operating expenses	35,752	46,255	75,586	95,864
Loss from operations	(20,401)	(26,980)	(46,149)	(57,903)
Total other income (expense), net	822	21,147	1,943	96,963
(Loss) income before income taxes	(19,579)	(5,833)	(44,206)	39,060
Income tax expense (benefit)	—	—	—	(1)
Net (loss) income	$(19,579)	$(5,833)	$(44,206)	$39,061
Revenue
Revenue for the three months ended June 30, 2023 and 2022 was as follows:

(In thousands)	2023	2022	Change
Revenue	$15,351	$19,275	$(3,924)	(20.4)%
Revenue for the six months ended June 30, 2023 and 2022 was as follows:

(In thousands)	2023	2022	Change
Revenue	$29,437	$37,961	$(8,524)	(22.5)%
For the three months ended June 30, 2023, our revenue decreased by $3.9 million, or 20.4%, to $15.4 million, as compared to $19.3 million for the same period in 2022. For the six months ended June 30, 2023, our revenue decreased by $8.5 million, or 22.5%, to $29.4 million, as compared to $38.0 million for the same period in 2022. The decrease in revenues was primarily driven by reduced opening backlog coverage related to prior year net booking declines, as well as the material completion of the Company’s single performance-based contract during the three months ended June 30, 2022.
Cost of Revenue
Cost of revenue for the three months ended June 30, 2023 and 2022 was as follows:

(In thousands)	2023	2022	Change
Cost of revenue (exclusive of depreciation and amortization)	$9,964	$13,842	$(3,878)	(28.0)%
% of revenue	64.9%	71.8%

Cost of revenue for the six months ended June 30, 2023 and 2022 was as follows:

(In thousands)	2023	2022	Change
Cost of revenue (exclusive of depreciation and amortization)	$21,074	$29,828	$(8,754)	(29.3)%
% of revenue	71.6%	78.6%
For the three months ended June 30, 2023, cost of revenue decreased by $3.9 million, or 28.0%, to $10.0 million, as compared to $13.8 million for the same period in 2022. For the six months ended June 30, 2023, cost of revenue decreased by $8.8 million, or 29.3%, to $21.1 million, as compared to $29.8 million for the same period in 2022. The decreases were primarily in salaries and wages and third-party contractor costs resulting from the Company’s cost reduction program.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2023 and 2022 were as follows:

(In thousands)	2023	2022	Change
Selling, general and administrative	$16,593	$28,183	$(11,590)	(41.1)%
% of revenue	108.1%	146.2%
Selling, general and administrative expenses for the six months ended June 30, 2023 and 2022 were as follows:

(In thousands)	2023	2022	Change
Selling, general and administrative	$37,073	$58,337	$(21,264)	(36.5)%
% of revenue	125.9%	153.7%
Selling, general and administrative expenses decreased by $11.6 million, or 41.1%, to $16.6 million for the three months ended June 30, 2023 as compared to $28.2 million for the same period in 2022. Selling, general and administrative expenses decreased by $21.3 million, or 36.5%, to $37.1 million for the six months ended June 30, 2023 as compared to $58.3 million for the same period in 2022. The primary decrease was in salaries and wages related to the Company’s cost reduction program, which was substantially complete as of June 30, 2023.
Impairment of Long-Lived Assets
Impairment of long-lived assets was $5.7 million and $13.5 million, respectively, for the three and six months ended June 30, 2023 as compared to no impairment recognized for the comparable periods in 2022. The increase was due to the full impairment of the Company’s long-lived assets for the three and six months ended June 30, 2023 due to the carrying value of the asset group being greater than the fair value. The Company considered the market capitalization valuation as of June 30, 2023, which was adversely impacted by sustained declines in the Company’s stock price during 2022 and 2023, in determining the fair value of the asset group. The market capitalization was trading below cash and cash equivalents and stockholders' equity at June 30, 2023, which required the Company to recognize the long-lived asset impairment. The Company remains confident in the utility of the long-lived assets and there has been no change as to their intended use.

Depreciation and Amortization
Depreciation and amortization expense for the three months ended June 30, 2023 and 2022 was as follows:

(In thousands)	2023	2022	Change
Depreciation and amortization	$143	$4,230	$(4,087)	(96.6)%
% of revenue	0.9%	21.9%
Depreciation and amortization expense for the six months ended June 30, 2023 and 2022 was as follows:

(In thousands)	2023	2022	Change
Depreciation and amortization	$357	$7,699	$(7,342)	(95.4)%
% of revenue	1.2%	20.3%

Depreciation and amortization expense decreased by $4.1 million, or 96.6%, to $0.1 million for the three months ended June 30, 2023 as compared to $4.2 million for the same period in 2022. Depreciation and amortization expense decreased by $7.3 million, or 95.4%, to $0.4 million for the six months ended June 30, 2023 as compared to $7.7 million for the same period in 2022. The decrease in depreciation and amortization expense during the three and six months ended June 30, 2023 was due to the impairment of long-lived assets in the fourth quarter of 2022 and for the three and six months ended June 30, 2023, partly offset by depreciation and amortization expense recognized on new assets purchased or capitalized during the three and six months ended June 30, 2023.
Restructuring Costs
Restructuring costs for the three months ended June 30, 2023 and 2022 were as follows:

(In thousands)	2023	2022	Change
Restructuring costs	$3,373	$—	$3,373	100.0%
% of revenue	22.0%	—%
Restructuring costs for the six months ended June 30, 2023 and 2022 were as follows:

(In thousands)	2023	2022	Change
Restructuring costs	$3,602	$—	$3,602	100.0%
% of revenue	12.2%	—%
Restructuring costs were $3.4 million and $3.6 million, respectively, for the three and six months ended June 30, 2023, as compared to no restructuring costs recognized for both of the comparable periods in 2022. The increase in restructuring costs during the three and six months ended June 30, 2023 was due to the April 2023 reduction in force related to the Company’s cost reduction program, which was substantially complete as of June 30, 2023.

Other Income (Expense)
The components of other income (expense), net for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Interest income	$813	$95	$1,743	$189
Sublease income	33	240	65	479
Change in fair value of earn-out liability	—	20,900	110	96,400
Other income (expense), net	(24)	(88)	25	(105)
Total other income (expense), net	$822	$21,147	$1,943	$96,963
Other income (expense) for the three months ended June 30, 2023 was income of $0.8 million compared to income of $21.1 million for the three months ended June 30, 2022, respectively. Other income (expense) for the six months ended June 30, 2023 was income of $1.9 million compared to income of $97.0 million for the six months ended June 30, 2022, respectively. These decreases were primarily due to the recognition of $20.9 million and $96.4 million gains on change in fair value of the earn-out liability for the three and six months ended June 30, 2022, respectively, compared to no gain and a gain of $0.1 million for the three and six months ended June 30, 2023, respectively. In addition, one of the Company’s leases, and related subleases, expired during the fourth quarter of 2022. These decreases were partly offset by an increase in interest income for the three and six months ended June 30, 2023 mainly due to movement of the majority of cash to a federal money market fund.

Liquidity and Capital Resources
Key measures of our liquidity were as follows:

(In thousands)	June 30, 2023	December 31, 2022
Balance sheet data:
Cash and cash equivalents	$65,003	$108,091
Working capital	67,959	103,028
As of June 30, 2023, the Company had cash and cash equivalents of $65.0 million. For the six months ended June 30, 2023, the Company recorded a net loss of $44.2 million, and used $32.7 million and $10.5 million of net cash in operating and investing activities, respectively, while financing activities provided $0.1 million of net cash. Cash outflows from operating activities were attributable primarily to losses from operations incurred in the six months ended June 30, 2023.
As of June 30, 2023, the Company’s principal source of liquidity was cash and cash equivalents provided from the October 2021 merger with LifeSci Acquisition II Corp. (the “Merger”) and related private placement financing. The Company believes that the current cash balances will be adequate to support its working capital needs, capital expenditures and other currently anticipated liquidity requirements for at least the next twelve months.
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
Cash Flows
Our cash flows from operating, investing, and financing activities were as follows:

	Six Months Ended June 30,
(In thousands)	2023	2022	Change
Net cash used in operating activities	$(32,725)	$(50,354)	$17,629
Net cash used in investing activities	(10,491)	(16,387)	5,896
Net cash provided by financing activities	84	472	(388)
Operating activities
Net cash used in operating activities for the six months ended June 30, 2023 was $32.7 million, consisting primarily of net loss of $44.2 million and changes in working capital of $11.3 million, partly offset by net adjustments for non-cash items of $22.8 million. Changes in working capital were primarily due to decreases in accounts payable and accrued expenses related to the timing of invoicing and payment, including the payment of the 2022 annual employee bonus in March 2023, a decrease in deferred revenue due to timing of up-front and milestone cash received from customers relative to revenue recognized, and an increase in net receivables due to the timing of invoicing and collections during the six months ended June 30, 2023. Net adjustments for non-cash items consisted primarily of the loss on impairment of long-lived assets and stock-based compensation expense.
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

Investing activities
Net cash used in investing activities for the six months ended June 30, 2023 was $10.5 million, consisting of $9.7 million in payments related to capitalized software development costs and a $0.8 million purchase of internal-use scheduling software to be integrated into the Company’s unified technology platform.
Net cash used in investing activities for the six months ended June 30, 2022 was $16.4 million, consisting of $16.2 million in payments related to capitalized software development costs and $0.2 million in purchases of property and equipment.
The purchase of internal-use scheduling software during the six months ended June 30, 2023 reflects the Company’s continuous improvement objective in relation to our unified technology platform in addition to the Company’s efficiency and overall cost-reduction objectives.
We expect to continue making investments for additions and enhancements to our unified technology platform and for purchases of property and equipment, as needed. The amount, timing and allocation of capital expenditures are largely discretionary and within management’s control. Depending on market conditions, we may choose to defer a portion of our budgeted expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate cash flow.
Financing activities
Net cash provided by financing activities was $0.1 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively, consisting of net cash received from issuance of common stock.
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
In January 2023, following the release of our next generation unified technology platform during 2022, the Company reassessed the useful life of its unified technology platform in relation to its revenue generating activities. Based on this review, the Company determined the actual useful life of its unified technology platform, in relation to revenue generating activities, was longer than the useful life used for amortization purposes in the Company’s financial statements. As a result, the Company increased the useful life of its unified technology platform for amortization purposes from three to five years effective January 1, 2023. The effects of this change in accounting estimate over the previous estimated useful life for the six months ended June 30, 2023 was zero because the Company’s unified technology platform was fully impaired in both the fourth quarter of 2022 and for the six months ended June 30, 2023 as discussed below.
The Company reviews capitalized software for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the expected undiscounted future cash flow from the use of the capitalized software and its eventual disposition is less than the carrying value, an impairment loss is recognized and measured using the fair value of the related asset. Assets are reported at the lower of the carrying amount or the fair value less costs to sell. The net book value of the Company’s unified technology platform totaling $13.5 million and $42.1 million was impaired during the six months ended June 30, 2023 and the year ended December 31, 2022, respectively, due to the fair value of the asset group being lower than its carrying value under the long-lived asset impairment test as of June 30, 2023 and December 31, 2022, respectively. In the fourth quarter of 2022 through June 30, 2023, the Company’s common stock price experienced significant decline, resulting in market value trading below cash and cash equivalents and stockholders’ equity at June 30, 2023 and December 31, 2022, respectively. Notwithstanding these impairments, the Company continues to capitalize expenses for those activities that meet capitalization requirements in accordance with GAAP, followed by assessment for impairment as described above.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Sales of Unregistered Equity Securities
None.
Purchases of Equity Securities
The Company did not repurchase shares of its common stock during the three months ended June 30, 2023.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
The Company was notified by The Nasdaq Stock Market LLC (“Nasdaq”) on December 27, 2022, that the closing bid price for the Company’s common stock was not in compliance with the minimum bid price requirement of Nasdaq Listing Rule 5450(a)(1) (the “Rule”) for continued listing. At that time, Nasdaq gave the Company 180 calendar days to regain compliance. On June 27, 2023, Nasdaq notified the Company that it had approved the Company’s application to transfer its listing from Nasdaq’s Global Market tier to the Capital Market tier. This transfer was effective at the opening of business on Friday, June 30, 2023. Nasdaq also approved an additional 180 calendar day compliance period to regain compliance with the minimum bid requirement. The Company has until December 26, 2023 to demonstrate compliance with the minimum bid price requirement for continued listing. The Company will regain compliance with the Rule if at any time before December 26, 2023 the bid price for the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days. The Company has given written assurance to Nasdaq that it will, if necessary, implement available options to regain compliance with the minimum bid price requirement under the Rule, including a reverse stock split.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
2.1#	The Agreement and Plan of Merger dated as of May 6 2021, by and among LifeSci Acquisition II Corp., LifeSci Acquisition II Merger Sub, Inc. and Science 37, Inc.	8-K	2.1	May 7, 2021
3.1	Second Amended and Restated Certificate of Incorporation.	S-1	3.1	November 5, 2021
3.2	Amended and Restated Bylaws of Science 37 Holdings, Inc.	8-K	3.3	October 13, 2021
10.1+	Science 37 Holdings, Inc. Amended and Restated Executive Severance Policy.	10-Q	10.1	May 15, 2023
10.2+	Form of Participation Agreement for the Amended and Restated Executive Severance Policy.	10-Q	10.2	May 15, 2023
10.3+	Form of Restricted Stock Unit Agreement under the 2021 Incentive Award Plan (Exchange Offer).	SC TO-I	(a)(1)(L)	April 3, 2023
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			**
101	The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.			*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).			*
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

SCIENCE 37 HOLDINGS, INC.

Date:	August 8, 2023		/s/ David Coman
		Name:	David Coman
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2023		/s/ Mike Zaranek
		Name:	Mike Zaranek
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)