Form 10-Q
period 2023-09-30
Science 37 Holdings, Inc.
filed 2023-11-07
CIK 1819113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
As of November 2, 2023, there were 119,397,205 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Science 37 Holdings, Inc.
Form 10-Q
For the Quarter Ended September 30, 2023

			Page
Cautionary Note Regarding Forward-Looking Statements			3
Part I.	Financial Information
	Item 1.	Financial Statements	5
		Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (unaudited)	5
		Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022 (unaudited)	6
		Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022 (unaudited)	7
		Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (unaudited)	9
		Notes to Condensed Consolidated Financial Statements (unaudited)	10
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
	Item 4.	Controls and Procedures	31

Part II.	Other Information
	Item 1.	Legal Proceedings	32
	Item 1A.	Risk Factors	32
	Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	32
	Item 3.	Defaults Upon Senior Securities	32
	Item 4.	Mine Safety Disclosures	32
	Item 5.	Other Information	32
	Item 6.	Exhibits	33
Signatures			34
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

Part I - Financial Information
Item 1. Financial Statements
Science 37 Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(unaudited)
(In thousands, except share data)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$56,407	$108,091
Accounts receivable and unbilled services, net	12,591	10,992
Prepaid expenses and other current assets	6,543	7,121
Total current assets	75,541	126,204
Other assets	186	244
Total assets	$75,727	$126,448

Liabilities, preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$6,665	$7,206
Accrued expenses and other liabilities	8,355	11,364
Deferred revenue	3,084	4,606
Total current liabilities	18,104	23,176
Non-current liabilities:
Deferred revenue	4,710	3,654
Operating lease liabilities	47	716
Commissions payable	1,062	1,336
Other long-term liabilities	60	180
Total liabilities	23,983	29,062
Commitments and Contingencies (Note 11)
Preferred stock:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, 0 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 400,000,000 shares authorized, 119,118,653 and 116,432,029 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	12	12
Additional paid-in capital	362,755	350,247
Accumulated other comprehensive income	207	193
Accumulated deficit	(311,230)	(253,066)
Total stockholders’ equity	51,744	97,386
Total liabilities, preferred stock and stockholders’ equity	$75,727	$126,448
The accompanying notes are an integral part of these condensed consolidated financial statements.

Science 37 Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Revenue	$14,887	$16,249	$44,324	$54,210

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	8,972	12,157	30,048	41,985
Selling, general and administrative	14,740	24,485	51,813	82,822
Impairment of long-lived assets	5,533	—	19,013	—
Depreciation and amortization	164	4,870	520	12,569
Restructuring costs	22	—	3,624	—
Total operating expenses	29,431	41,512	105,018	137,376
Loss from operations	(14,544)	(25,263)	(60,694)	(83,166)

Other income (expense):
Interest income	732	559	2,475	748
Sublease income	(2)	240	64	719
Change in fair value of earn-out liability	—	1,200	110	97,600
Other income (expense), net	(109)	(264)	(84)	(369)
Total other income (expense), net	621	1,735	2,565	98,698
Income (loss) before income taxes	(13,923)	(23,528)	(58,129)	15,532
Income tax expense (benefit)	1	—	1	(1)
Net income (loss)	$(13,924)	$(23,528)	$(58,130)	$15,533

(Loss) earnings per share:
Basic	$(0.12)	$(0.20)	$(0.50)	$0.13
Diluted	$(0.12)	$(0.20)	$(0.50)	$0.12
Weighted average common shares outstanding:
Basic	118,146	116,412	117,210	115,935
Diluted	118,146	116,412	117,210	126,717

Comprehensive (loss) income
Net income (loss)	(13,924)	(23,528)	(58,130)	15,533
Foreign currency translation	(8)	125	14	152
Total comprehensive income (loss)	$(13,932)	$(23,403)	$(58,116)	$15,685
The accompanying notes are an integral part of these condensed consolidated financial statements.

Science 37 Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
Three and Nine Months Ended September 30, 2023 and 2022
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at December 31, 2022	116,432	$12	$350,247	$193	$(253,066)	$97,386
Stock-based compensation	—	—	5,286	—	—	5,286
Adoption of current expected credit loss standard	—	—	—	—	(33)	(33)
Proceeds from option exercises	30	—	12	—	—	12
Proceeds from issuance of stock under the employee stock purchase plan	267	—	75	—	—	75
Net loss	—	—	—	—	(24,628)	(24,628)
Foreign currency translation, net of tax	—	—	—	13	—	13
Balance at March 31, 2023	116,729	$12	$355,620	$206	$(277,727)	$78,111
Stock-based compensation	—	—	3,709	—	—	3,709
Proceeds from option exercises	52	—	14	—	—	14
Restricted stock units vested, net of shares withheld for taxes	326	—	(17)	—	—	(17)
Net loss	—	—	—	—	(19,579)	(19,579)
Foreign currency translation, net of tax	—	—	—	9	—	9
Balance at June 30, 2023	117,107	$12	$359,326	$215	$(297,306)	$62,247
Stock-based compensation	—	—	3,670	—	—	3,670
Proceeds from option exercises	150	—	41	—	—	41
Proceeds from issuance of stock under the employee stock purchase plan	163	—	44	—	—	44
Restricted stock units vested, net of shares withheld for taxes	1,699	—	(326)	—	—	(326)
Net loss	—	—	—	—	(13,924)	(13,924)
Foreign currency translation, net of tax	—	—	—	(8)	—	(8)
Balance at September 30, 2023	119,119	$12	$362,755	$207	$(311,230)	$51,744

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance at December 31, 2021	114,991	$11	$323,666	$—	$(202,078)	$121,599
Stock-based compensation	—	—	7,557	—	—	7,557
Proceeds from option exercises	723	1	130	—	—	131
Net income	—	—	—	—	44,894	44,894
Balance at March 31, 2022	115,714	$12	$331,353	$—	$(157,184)	$174,181
Stock-based compensation	—	—	7,103	—	—	7,103
Proceeds from option exercises	538	—	369	—	—	369
Net loss	—	—	—	—	(5,833)	(5,833)
Foreign currency translation, net of tax	—	—	—	27	—	27
Balance at June 30, 2022	116,252	$12	$338,825	$27	$(163,017)	$175,847
Stock-based compensation	—	—	5,981	—	—	5,981
Proceeds from option exercises	322	—	178	—	—	178
Net loss	—	—	—	—	(23,528)	(23,528)
Foreign currency translation, net of tax	—	—	—	125	—	125
Balance at September 30, 2022	116,574	$12	$344,984	$152	$(186,545)	$158,603
The accompanying notes are an integral part of these condensed consolidated financial statements.

Science 37 Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$(58,130)	$15,533
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	520	12,569
Non-cash lease expense related to operating lease right-of-use assets	—	859
Stock-based compensation	12,286	19,425
Gain on change in fair value of earn-out liability	(110)	(97,600)
Long-lived asset impairment	19,013	—
Loss on foreign currency exchange rates	76	282
Provision for doubtful accounts	390	147
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	(2,023)	1,534
Prepaid expenses and other current assets	566	745
Other assets	14	(72)
Accounts payable	(902)	(8,100)
Accrued expenses and other current liabilities	(3,589)	(6,329)
Deferred revenue	(465)	1,165
Operating lease liabilities	(474)	(449)
Other, net	(297)	(86)
Net cash used in operating activities	(33,125)	(60,377)
Cash flows from investing activities:
Payments related to capitalized software development costs	(17,639)	(24,627)
Purchase of internal-use software	(750)	—
Purchases of property and equipment	(31)	(162)
Net cash used in investing activities	(18,420)	(24,789)
Cash flows from financing activities:
Proceeds from stock option exercises	68	672
Proceeds from issuance of stock under the employee stock purchase plan	119	—
Payments related to tax withholdings for share-based compensation	(343)	—
Net cash (used in) provided by financing activities	(156)	672
Effect of foreign currency exchange rate changes on cash	17	132
Net decrease in cash and cash equivalents	(51,684)	(84,362)
Cash and cash equivalents, beginning of period	108,091	214,601
Cash and cash equivalents, end of period	$56,407	$130,239
Supplemental disclosures of non-cash activities
Balance in accounts payable, accrued expenses and other current liabilities, and capitalized stock-based compensation related to capitalized software and fixed asset additions	$(1,424)	$(3,482)
Balance in prepaid expenses and other current assets related to stock option exercises	$—	$5
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
Reclassifications
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

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

In January 2023, the Company reassessed the useful life of its unified technology platform in relation to its revenue generating activities. Based on this review, the Company determined the useful life of its unified technology platform, in relation to revenue generating activities, was longer than the useful life previously used for amortization purposes in the Company’s financial statements. As a result, the Company increased the useful life of its unified technology platform for amortization purposes from three to five years effective January 1, 2023. The effects of this change in accounting estimate over the previous estimated useful life for the three and nine months ended September 30, 2023 was zero because the Company’s unified technology platform was fully impaired in both the fourth quarter of 2022 and for the nine months ended September 30, 2023 as discussed under Note 3 “Capitalized Software, net”.
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
Accounting Pronouncements Recently Adopted
In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The standard replaced the incurred loss impairment methodology with one that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted ASU 2016-13 effective January 1, 2023 and recorded a cumulative effect adjustment for the impact to retained earnings. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures. This is primarily based on the Company’s assessment of historical credit losses, customers’ creditworthiness, and the fact that the Company’s trade receivables are short term in duration.
2. Revenue from Contracts with Customers
Unsatisfied Performance Obligations
As of September 30, 2023, the aggregate amount of transaction price allocated to the unsatisfied performance obligations was $144.9 million. The Company expects to recognize this revenue over the remaining contract term of the individual projects, with remaining contract terms generally ranging from one month to 4.8 years. The amount of unsatisfied performance obligations is lower than the potential contractual revenue since it excludes revenue that is constrained. Revenue amounts excluded due to constraints include those amounts under contracts that (i) are wholly unperformed in which the customer has a unilateral right to cancel the arrangement, or (ii) require the Company to undertake numerous activities to fulfill the performance obligations, including various activities that are outside of the Company’s control.
Timing of Billing and Performance
During the three and nine months ended September 30, 2023, the Company recognized approximately $0.7 million and $5.1 million of revenue, respectively, that was included in the deferred revenue balance at the beginning of the periods. During the three and nine months ended September 30, 2023, revenue recognized from performance obligations partially satisfied in previous periods was $1.2 million and $4.9 million, respectively. These cumulative catch-up adjustments primarily related to contract modifications executed in the current period, which resulted in changes to the transaction price and changes in estimates such as estimated total costs.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Accounts Receivable, Unbilled Services, and Deferred Revenue
Accounts receivable and unbilled services (including contract assets) consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Accounts receivable	$10,194	$8,235
Unbilled services	3,397	3,555
Total accounts receivable and unbilled services	13,591	11,790
Allowance for doubtful accounts	(1,000)	(798)
Total accounts receivable and unbilled services, net	$12,591	$10,992
As of September 30, 2023 and December 31, 2022, contract assets of $3.4 million and $3.6 million, respectively, were included in unbilled services.

The following table presents the activity in allowance for doubtful accounts:

(In thousands)	September 30, 2023	December 31, 2022
Balance at beginning of year	$(798)	$—
Impact of adoption of ASC 326	(33)	—
Provision for credit losses	(390)	(798)
Write-offs	221	—
Balance at end of period	$(1,000)	$(798)

During the three months ended September 30, 2023, the Company wrote off $0.2 million of accounts receivable, all of which was reserved in previous quarters. There were no amounts written off for the nine months ended September 30, 2022. Bad debt expense is included in selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss).
Deferred revenue as of September 30, 2023 and December 31, 2022 was $7.8 million and $8.3 million, respectively. Changes in the Company’s accounts receivable, unbilled services and deferred revenue balances were impacted by timing differences between the Company’s satisfaction of performance obligations under its contracts, achievement of billing milestones, and customer payments.
Revenue by Geography
Substantially all of the Company’s revenue for the three and nine months ended September 30, 2023 and 2022 was derived from services performed within the United States. No other country represented more than 10% of total revenue for these periods.
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
For the three months ended September 30, 2023 and 2022, one and two customers, respectively, individually (totaling 15.8% and 24.4% of revenues, respectively) accounted for greater than 10% of revenue. For both the nine months ended September 30, 2023 and 2022, two customers individually (totaling 24.4% and 26.9% of revenues, respectively) accounted for greater than 10% of revenue.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2023 and December 31, 2022, three and two customers, respectively, individually (totaling 46.7% and 39.1% of accounts receivable, net, respectively) accounted for greater than 10% of accounts receivable, net.
3. Capitalized Software, net
For the nine months ended September 30, 2023 and 2022, the Company capitalized $19.0 million and $28.8 million, respectively, of internal-use software and recognized amortization expense of $0.5 million and $12.1 million, respectively.
In addition, on January 31, 2023, the Company purchased scheduling software at a cost of $0.8 million. The acquired software has since been integrated into the Company’s unified technology platform. This purchase and integration enables increased scheduling efficiencies and related cost savings and demonstrates the Company’s continuous improvement and cost reduction commitments.
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
The net book value of the Company’s internal use software totaling $19.3 million during the nine months ended September 30, 2023 was impaired due to the carrying value of the asset group being greater than the fair value. The fair value of the long-lived asset group was determined based on certain significant unobservable inputs, which represents a level 3 measurement. The key inputs utilized to determine the aggregate fair value of the enterprise-wide long-lived asset group was the closing market price of the Company’s common stock as of September 30, 2023 and an estimated control premium. The Company considered the market capitalization valuation during the nine months ended September 30, 2023, which was adversely impacted by declines in the Company’s stock price, in determining the fair value of the asset group. The market capitalization was trading below cash and cash equivalents and stockholders' equity at September 30, 2023 which required the Company to recognize the long-lived asset impairment. No long-lived asset impairment expense was recognized for the nine months ended September 30, 2022.
4. Leases
The following table presents lease liability maturities and balance sheet classification as of September 30, 2023:

(in thousands)
Years Ending December 31,	Operating Leases
2023 (excluding the nine months ended September 30, 2023)	$138
2024	465
2025 and thereafter	—
Total future minimum lease payments	603
Less imputed interest	(22)
Total lease liability	$581

Balance Sheet classification of lease liabilities reported as of September 30, 2023:
Current liabilities: Accrued expenses and other liabilities	$534
Non-current liabilities: Operating lease liabilities	47
Total	$581
Effective August 1, 2023, the Company transferred one of its lease agreements, with no cost or penalty to the Company, to the sublessee who is occupying the space. The transfer of the lease resulted in a $0.3 million gain on lease termination and was recorded as an offset in the impairment of long-lived assets account in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

5. Restructuring Costs
On November 10, 2022, the Company committed to and commenced a cost reduction program to materially change the Company’s management structure and better align resources with our then-current business needs and go forward financial objectives. The cost reduction program included one-time termination benefits for 81 employees (approximately 15% of the Company’s workforce at the time of the reduction). The Company’s Board of Directors approved the program on November 9, 2022, and the majority of the affected employees were informed of the program beginning on November 10, 2022.
On April 11, 2023, the Company commenced an additional phase of its cost reduction program. In a continued effort to align the organization relative to core business needs and go forward financial objectives, this phase included a reduction in force affecting approximately 140 employees (representing approximately 30% of total employees prior to these actions). The Company’s Board of Directors approved the reduction in force on March 30, 2023 and the majority of the affected employees were informed on April 11, 2023. The cost reduction program was substantially complete as of September 30, 2023.
During the three and nine months ended September 30, 2023, the Company recognized de minimis and $3.6 million of restructuring costs. There were no restructuring costs for the nine months ended September 30, 2022. Total costs and cash expenditures for both phases of the cost reduction program are estimated at $6.3 million to $6.5 million, substantially all of which are related to one-time employee severance and benefits costs. The Company may continue to incur additional restructuring costs during and beyond 2023 related to its cost reduction program. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the cost reduction program.
Restructuring liabilities are included in accrued expenses and other liabilities on the condensed consolidated balance sheets. Activity related to the restructuring liabilities was as follows:

(In thousands)	September 30, 2023	December 31, 2022
Balance at beginning of period	$772	$—
Restructuring costs	3,624	2,628
Payments	(4,079)	(1,856)
Balance at end of period	$317	$772
The Company expects the restructuring accruals as of September 30, 2023 will be paid in 2023, pursuant to the terms of one-time benefits.
6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Prepaid expenses	$2,019	$2,834
Capitalized commission cost, net	4,154	3,945
Other	370	342
Total prepaid expenses and other current assets	$6,543	$7,121

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Compensation, including bonuses, fringe benefits, and payroll taxes	$4,252	$5,750
Professional fees, investigator fees, and pass-through expenses	1,315	2,527
Commissions payable	1,608	1,529
Restructuring costs	317	772
Current portion of operating lease liabilities	534	606
Other	329	180
Total accrued expenses and other liabilities	$8,355	$11,364
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
Please refer to Note 3 “Capitalized Software, net” for information regarding the impairment of long-lived assets. None of the Company’s other non-financial assets or liabilities are subject to fair value measurement on a non-recurring basis. There were no transfers between fair value measurement levels during the nine months ended September 30, 2023.
The following table summarizes the fair values of the Company’s assets and liabilities that were measured and reported at fair value on a recurring basis as of September 30, 2023:

(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$53,723	$—	$—	$53,723
Total	$53,723	$—	$—	$53,723
Liabilities:
Earn-out liability related to shareholders	$—	$—	$60	$60
Total	$—	$—	$60	$60
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

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

9. Earnings (Loss) Per Share
The following table presents the calculation of basic and diluted earnings (loss) per share for the Company’s common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net income (loss)	$(13,924)	$(23,528)	$(58,130)	$15,533
Denominator:
Basic weighted average common shares outstanding	118,146	116,412	117,210	115,935
Effect of dilutive securities:
Stock options	—	—	—	9,829
Restricted stock units	—	—	—	937
ESPP	—	—	—	16
Diluted weighted average common shares outstanding	118,146	116,412	117,210	126,717
Earnings (loss) per share:
Basic	$(0.12)	$(0.20)	$(0.50)	$0.13
Diluted	$(0.12)	$(0.20)	$(0.50)	$0.12
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
The number of potential shares outstanding that were anti-dilutive, and were excluded from the computation of diluted earnings per share, weighted for the portion of the period they were outstanding, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Stock options	10,670	26,279	16,708	16,095
Restricted stock units	15,866	5,307	13,621	—
ESPP	183	81	328	—
Earn-out shares	12,500	12,500	12,500	12,500
Total anti-dilutive shares	39,219	44,167	43,157	28,595

10. Related-Party Transactions
For the three and nine months ended September 30, 2023, the Company had revenue of $0 and $0.8 million, respectively, from Pharmaceutical Product Development, LLC (“PPD”), a wholly-owned subsidiary of Thermo Fisher Scientific, Inc. and a shareholder who beneficially owns 5% or more of the Company’s common stock. For the three and nine months ended September 30, 2022, the Company had revenue of $1.1 million and $5.4 million, respectively, from PPD. In addition, as of September 30, 2023 and December 31, 2022, the Company had receivables of $0.2 million and $0.7 million, respectively, from PPD.

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

Commitments and Contingencies
As of September 30, 2023, the Company had no material contingent losses recorded.
Please refer to Note 4 “Leases” for information regarding lease commitments and Note 12 “Earn-Out Shares” for information regarding the contingent obligation related to the Earn-Out Shares.
12. Earn-Out Shares
In accordance with the 2021 Merger, former holders of shares of Legacy Science 37 preferred and common stock and former holders of options to purchase shares of Legacy Science 37 common stock are entitled to receive their respective pro rata shares of up to 12,500,000 additional shares of the Company’s common stock (the “Earn-Out Shares”) if certain triggering events are met within three years from the date of the Merger (the “Triggering Events”). For more information on the Merger transaction, please refer to Note 1 “Company Background and Basis of Presentation” and Note 3 “Business Combination” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 6, 2023.
As of December 31, 2022, the stockholders and option holders were estimated to receive approximately 11,131,713 and 1,368,287 Earn-Out Shares, respectively, based on the fully diluted capitalization table of Legacy Science 37. The fair value of the Earn-Out Shares was approximately $0.02 (Trigger 1) and approximately $0.01 (Trigger 2) per share as of December 31, 2022.
As of September 30, 2023, the stockholders and option holders were estimated to receive approximately 11,518,891 and 981,109 Earn-Out Shares, respectively. The fair value of the Earn-Out Shares was approximately $0.01 (Trigger 1) and approximately $0.00 (Trigger 2) per share as of September 30, 2023.
Through the third quarter of 2022, the estimated fair value of the Earn-Out Shares was determined using a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earn-Out Period using the most reliable information available. This valuation method falls into Level 3 fair value hierarchy for inputs used in measuring fair value and is based on inputs that are unobservable and significant to the overall fair value measurement. Unobservable inputs are inputs that reflect the Company's judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. To the extent that the valuation is based on models or inputs that are unobservable in the market, the determination of fair value requires management to exercise a high degree of judgment. Change in significant unobservable inputs could result in a higher or lower fair value measurement of the liability associated with the Earn-Out Shares. Based on the first year Monte Carlo simulation valuation model results, the change in the Company’s stock price and the relative immaterial nature of the earn-out liability, the fair value of the Earn-Out Shares for both the nine months ended September 30, 2023 and the three months ended December 31, 2022 was determined using a valuation methodology that the Company believes approximates the fair value of the Earn-Out Shares.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Former Science 37 Shareholders
The Company has determined that the contingent obligation to issue Earn-Out Shares to former Science 37 shareholders is not indexed to the Company's stock under ASC Topic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, and therefore equity treatment is precluded. The Triggering Event that determines the issuance of the Earn-Out Shares includes terms that are not solely indexed to the common stock of the Company and, as such, liability classification is required. For the nine months ended September 30, 2023, there was a decrease in the fair value of the earn-out liability of $0.1 million, which was recorded as a gain in “Change in fair value of earn-out liability” within the condensed consolidated statements of operations. In accordance with the Merger, Earn-Out Shares attributable to former Science 37 option holders who discontinue providing service before the occurrence of the Triggering Event are reallocated to the remaining eligible former stockholders and former option holders.
The earn-out liability is recorded on the balance sheet as a non-current liability because potential payment of the liability will be settled in the Company’s common shares. The following table presents a reconciliation of changes in the carrying amount of the contingent earn-out liability classified as Level 3 fair value hierarchy using significant unobservable inputs for the nine months ended September 30, 2023:

(In thousands)	Earn-Out Liability
Balance at December 31, 2022	$170
Change in fair value related to option holder forfeitures	2
Change in fair value related to share valuation inputs	(112)
Total change in fair value recognized in earnings	$(110)
Balance at September 30, 2023	$60
Former Science 37 Option Holders
The contingent obligation to issue Earn-Out Shares to former Science 37 option holders falls within the scope of ASC 718, Compensation - Stock Compensation, because the option holders are required to continue providing service until the occurrence of the Triggering Event(s). For the three and nine months ended September 30, 2023, the Company recorded approximately $0 and $0.4 million, respectively, in stock-based compensation expense related to the Earn-Out Shares. As the derived service period is complete, no unrecognized compensation expense was remaining at September 30, 2023.
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
The terms of stock-based instruments granted are determined at the time of grant and are typically subject to such conditions as continued employment and the passage of time. The Company has granted 1) stock options, which typically vest at 25% per year and become exercisable after one year of service after the date of issuance, with equal and successive vesting for the next 36 months, as long as the employee provides service to the Company, as defined and 2) RSUs, which are contingent upon continued service and vest over time in annual or bi-annual installments over the vesting period, which is typically 1 to 3 years. In addition, employees, consultants, and directors owning stock options immediately prior to the 2021 Merger were granted the right to receive a number of Earn-Out Shares as described in Note 12 “Earn-Out Shares”.

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
The following table summarizes stock option awards outstanding as of September 30, 2023, as well as activity during the nine months then ended:

(In thousands, except per share amounts)	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2022	24,490	$6.16
Granted	707	0.34
Exercised	(232)	0.29
Forfeited	(14,782)	9.17
Outstanding at September 30, 2023	10,183	$1.52
The following table summarizes RSU awards outstanding as of September 30, 2023, as well as activity during the nine months then ended:

(In thousands, except per share amounts)	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Fair Value
Outstanding at December 31, 2022	9,737	$2.06
Granted	9,294	0.27
Vested	(2,832)	2.20
Forfeited	(3,322)	1.12
Outstanding at September 30, 2023	12,877	$0.97	$12,543
As of September 30, 2023, the total unrecognized compensation expense related to outstanding stock options and RSU awards was $2.5 million and $30.2 million, respectively, which the Company expects to recognize over a weighted-average period of 2.10 and 1.91 years, respectively.
On April 3, 2023, the Company filed a Schedule TO with the Securities and Exchange Commission in connection with an exchange offer to eligible employees (including named executive officers) and consultants of the Company to voluntarily exchange some or all of their outstanding stock options, whether vested or unvested, with an exercise price greater than or equal to $9.06 per share for a lesser number of RSUs with standard three year service-based vesting requirements (the “Exchange Offer”). Specifically, one RSU was granted in exchange for two eligible options held by non-executive employees and consultants and two and one-half eligible options held by executive officers. The number of RSUs was rounded down to the nearest whole share on a grant-by-grant basis. The Exchange Offer closed on April 28, 2023. In the aggregate, 4,674,682 RSUs were issued to 142 executive and non-executive employees and consultants in exchange for 10,605,665 stock options that had a weighted average exercise price of $10.22. The new RSUs granted in connection with the Exchange Offer are governed by the 2021 Plan.
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
As of September 30, 2023, there were 430,360 shares issued and 5,805,942 shares reserved for future issuance under the ESPP. As of September 30, 2023, the total unrecognized compensation expense related to the ESPP was de minimis, which the Company expects to recognize over a period of 0.41 years.

Science 37 Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The total amount of stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 was as follows:

Statement of operations classification	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Cost of revenue (stock options, RSUs and ESPP)	$159	$505	$540	$1,481
Selling, general and administrative (stock options, RSUs and ESPP)	3,419	3,710	11,341	12,669
Selling, general and administrative (Earn-Out Shares)	—	1,524	405	5,275
Total stock-based compensation expense	$3,578	$5,739	$12,286	$19,425
Stock-based compensation expense recognized in the statements of operations may differ from the impact of stock-based compensation to additional paid-in capital due to stock-based compensation capitalized as part of software development activities.
14. Income Taxes
The Company has incurred net operating losses since inception and is forecasting additional losses through December 31, 2023. No U.S. Federal or material state income taxes are expected for 2023 and foreign income taxes are expected to be immaterial; as such, the provision for income taxes recorded as of September 30, 2023 was immaterial. Due to the Company’s history of losses since inception, there is not enough evidence at this time to support the conclusion that the Company will generate future income of a sufficient amount and nature to utilize the benefits of the Company’s net deferred tax assets. Accordingly, as of September 30, 2023 and December 31, 2022, the Company provided a full valuation allowance against its net deferred tax assets since, as of that time, the Company could not assert that it was more likely than not that these deferred tax assets would be realized.
15. Subsequent Events
On October 27, 2023, the Company filed a proxy statement informing stockholders of record as of October 19, 2023 of a special meeting of stockholders to be held on November 29, 2023 to consider and act upon approval of an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to effect, at the discretion of the Company’s Board of Directors, a reverse stock split of the outstanding shares of the Company’s common stock at a ratio not less than 1-for-5 and not greater than 1-for-30, with the exact ratio to be set within that range at the discretion of the Company’s Board of Directors without further approval or authorization of the Company’s stockholders.
The Company’s Board of Directors are proposing the reverse stock split to regain compliance and reduce risk of future non-compliance with the minimum bid price requirement of Nasdaq Listing Rule 5450(a)(1) of $1.00 per common share and to minimize risk of future delisting on the Nasdaq Capital Market, among other reasons. Approval of the proposal by the stockholders would give the Company’s Board of Directors authority to implement the reverse stock split at any time, or not at all, at the Board of Directors’ sole discretion that such action is in the best interests of the Company. If the Company regains compliance with the minimum bid price through other means, such as organic strengthening of the Company’s stock, the reverse stock split may not be consummated.
Effective November 1, 2023, the Company’s Board of Directors approved an amendment to the Company’s 2022 Employment Inducement Incentive Award Plan (as amended, the “Inducement Plan”) solely to increase the number of shares of the Company’s common stock available for issuance pursuant to equity awards granted under the Inducement Plan by [10,000,000] shares, to an aggregate of [11,000,000] shares, subject to the adjustment provisions of the Inducement Plan. The Inducement Plan Amendment was adopted without stockholder approval pursuant to the applicable Nasdaq Listing Rules. The Inducement Plan allows for the grant of awards in the form of: (i) non-qualified stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) RSUs; (v) dividend equivalents; and (vi) other stock and cash-based awards. From the Inducement Plan, inducement stock-based awards can be granted to newly hired employees in accordance with Nasdaq Listing Rules.

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
Recent Developments
On October 27, 2023, we filed a proxy statement for a special meeting of stockholders scheduled for November 29, 2023 seeking stockholder approval of an amendment to our Second Amended and Restated Certificate of Incorporation to effect, at the discretion of our Board of Directors, a reverse stock split of our outstanding shares of common stock at a ratio not less than 1-for-5 and not greater than 1-for-30, with the exact ratio to be set within that range at the discretion of our Board of Directors without further approval or authorization of our stockholders. Our Board of Directors are proposing the reverse stock split to regain compliance and reduce risk of future non-compliance with the minimum bid price requirement of Nasdaq Listing Rule 5450(a)(1) of $1.00 per common share and to minimize risk of future delisting on the Nasdaq Capital Market, among other reasons. Should our stockholders fail to approve the reverse stock split, it is substantially likely that our common stock would be delisted from Nasdaq.
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

Expansion into adjacent markets
Maintaining our growth will require additional expansion of our offerings across key verticals, including Contract Research Organization (“CRO”) partnerships, electronic clinical outcome assessment capabilities, real-world evidence, clinical care, and diversity in clinical research. Our financial performance will depend on our ability to continue to execute our expansion across these key verticals under favorable contractual terms.
Continued investment in growth
We plan to continue investing in our business, including our unified technology platform, so we can capitalize on our market opportunity and increase awareness of the value that can be realized with decentralized clinical trials through our Metasite offerings. We also expect to continue to make focused investments in marketing to drive brand awareness, increase the number of opportunities and further penetrate the market. Although we expect these activities to negatively impact our results in the near term, we believe that these investments will contribute to our long-term growth and positively impact our business and results of operations.
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
Our backlog as of September 30, 2023 and 2022 was as follows:

(In thousands)	2023	2022	Change
Backlog	$163,061	$170,357	$(7,296)	(4.3)%

Our net bookings for the three months ended September 30, 2023 and 2022 were as follows:

(In thousands)	2023	2022	Change
Net bookings	$9,202	$4,708	$4,494	95.5%
Our backlog as of September 30, 2023 and net bookings for the three months ended September 30, 2023 were negatively impacted by changes in scope, during the period, of ongoing projects totaling $8.7 million.
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
Cost of Revenue
Cost of revenue includes the direct costs to conduct the Company’s trials remotely and make available the Company’s technology solutions. Cost of revenue consists primarily of compensation, benefits, and other employee-related costs, including expenses for stock-based compensation, contract labor, trial advertising and marketing, investigator payments, and reimbursable out-of-pocket expenses directly related to delivering on the Company’s contracts. Cost of revenue excludes depreciation and amortization. Cost of revenue is driven primarily by the number of clinical trials in which the Company is contracted, and it typically increases or decreases with changes in revenue but may fluctuate from period to period as a percentage of revenue due to project labor utilization and experience level mix of personnel assigned to projects, the type of services, changes to the timing of work performed and project inefficiencies, among other factors.
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
Impairment of Long-lived Assets
Impairment of long-lived assets represents charges to net income for the difference between net carrying value and fair value when the net carrying amount exceeds the estimated fair value of the Company’s property, equipment and capitalized software development. The Company completes impairment assessments whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, or at least annually.

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
Results of Operations
Comparison of the three and nine months ended September 30, 2023 and 2022
The following table sets forth our unaudited condensed consolidated statements of operations data for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Revenue	$14,887	$16,249	$44,324	$54,210

Cost of revenue and operating expenses:
Cost of revenue (exclusive of depreciation and amortization)	8,972	12,157	30,048	41,985
Selling, general and administrative	14,740	24,485	51,813	82,822
Impairment of long-lived assets	5,533	—	19,013	—
Depreciation and amortization	164	4,870	520	12,569
Restructuring costs	22	—	3,624	—
Total operating expenses	29,431	41,512	105,018	137,376
Loss from operations	(14,544)	(25,263)	(60,694)	(83,166)
Total other income (expense), net	621	1,735	2,565	98,698
Income (loss) before income taxes	(13,923)	(23,528)	(58,129)	15,532
Income tax expense (benefit)	1	—	1	(1)
Net income (loss)	$(13,924)	$(23,528)	$(58,130)	$15,533
Revenue
Revenue for the three months ended September 30, 2023 and 2022 was as follows:

(In thousands)	2023	2022	Change
Revenue	$14,887	$16,249	$(1,362)	(8.4)%
Revenue for the nine months ended September 30, 2023 and 2022 was as follows:

(In thousands)	2023	2022	Change
Revenue	$44,324	$54,210	$(9,886)	(18.2)%
For the three months ended September 30, 2023, our revenue decreased by $1.4 million, or 8.4%, to $14.9 million, as compared to $16.2 million for the same period in 2022. For the nine months ended September 30, 2023, our revenue decreased by $9.9 million, or 18.2%, to $44.3 million, as compared to $54.2 million for the same period in 2022. The decrease in revenues was primarily driven by reduced opening backlog coverage related to prior year net booking declines, as well as changes in revenue contributions derived from study specific life-cycles.

Cost of Revenue
Cost of revenue for the three months ended September 30, 2023 and 2022 was as follows:

(In thousands)	2023	2022	Change
Cost of revenue (exclusive of depreciation and amortization)	$8,972	$12,157	$(3,185)	(26.2)%
% of revenue	60.3%	74.8%
Cost of revenue for the nine months ended September 30, 2023 and 2022 was as follows:

(In thousands)	2023	2022	Change
Cost of revenue (exclusive of depreciation and amortization)	$30,048	$41,985	$(11,937)	(28.4)%
% of revenue	67.8%	77.4%
For the three months ended September 30, 2023, cost of revenue decreased by $3.2 million, or 26.2%, to $9.0 million, as compared to $12.2 million for the same period in 2022. For the nine months ended September 30, 2023, cost of revenue decreased by $11.9 million, or 28.4%, to $30.0 million, as compared to $42.0 million for the same period in 2022. The decreases were primarily in salaries and wages and third-party contractor costs resulting from the Company’s cost reduction program.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2023 and 2022 were as follows:

(In thousands)	2023	2022	Change
Selling, general and administrative	$14,740	$24,485	$(9,745)	(39.8)%
% of revenue	99.0%	150.7%
Selling, general and administrative expenses for the nine months ended September 30, 2023 and 2022 were as follows:

(In thousands)	2023	2022	Change
Selling, general and administrative	$51,813	$82,822	$(31,009)	(37.4)%
% of revenue	116.9%	152.8%
Selling, general and administrative expenses decreased by $9.7 million, or 39.8%, to $14.7 million for the three months ended September 30, 2023 as compared to $24.5 million for the same period in 2022. Selling, general and administrative expenses decreased by $31.0 million, or 37.4%, to $51.8 million for the nine months ended September 30, 2023 as compared to $82.8 million for the same period in 2022. The primary decreases were in salaries and wages, professional fees and consulting related to the Company’s cost reduction program.
Impairment of Long-Lived Assets
Impairment of long-lived assets was $5.5 million and $19.0 million, respectively, for the three and nine months ended September 30, 2023 as compared to no impairment recognized for the comparable periods in 2022. The increase was due to the full impairment of the Company’s long-lived assets for the three and nine months ended September 30, 2023, partly offset by a $0.3 million gain on termination of one of the Company’s leases which was transferred to the sublessee occupying the space. The long-lived asset impairment was due to the carrying value of the asset group being greater than the fair value. The Company considered the market capitalization valuation as of September 30, 2023, which was adversely impacted by declines in the Company’s stock price during 2022 and 2023, in determining the fair value of the asset group. The market capitalization was trading below cash and cash equivalents and stockholders' equity at September 30, 2023, which required the Company to recognize the long-lived asset impairment. The Company remains confident in the utility of the long-lived assets. We may have additional impairment in future periods if our market capitalization continues to trade below cash and cash equivalents and stockholders’ equity.

Depreciation and Amortization
Depreciation and amortization expense for the three months ended September 30, 2023 and 2022 was as follows:

(In thousands)	2023	2022	Change
Depreciation and amortization	$164	$4,870	$(4,706)	(96.6)%
% of revenue	1.1%	30.0%
Depreciation and amortization expense for the nine months ended September 30, 2023 and 2022 was as follows:

(In thousands)	2023	2022	Change
Depreciation and amortization	$520	$12,569	$(12,049)	(95.9)%
% of revenue	1.2%	23.2%

Depreciation and amortization expense decreased by $4.7 million, or 96.6%, to $0.2 million for the three months ended September 30, 2023 as compared to $4.9 million for the same period in 2022. Depreciation and amortization expense decreased by $12.0 million, or 95.9%, to $0.5 million for the nine months ended September 30, 2023 as compared to $12.6 million for the same period in 2022. The decrease in depreciation and amortization expense during the three and nine months ended September 30, 2023 was due to the impairment of long-lived assets in the fourth quarter of 2022 and for the three and nine months ended September 30, 2023, partly offset by depreciation and amortization expense recognized on new assets purchased or capitalized during the three and nine months ended September 30, 2023.
Restructuring Costs
Restructuring costs for the three months ended September 30, 2023 and 2022 were as follows:

(In thousands)	2023	2022	Change
Restructuring costs	$22	$—	$22	100.0%
% of revenue	0.1%	—%
Restructuring costs for the nine months ended September 30, 2023 and 2022 were as follows:

(In thousands)	2023	2022	Change
Restructuring costs	$3,624	$—	$3,624	100.0%
% of revenue	8.2%	—%
Restructuring costs were nominal and $3.6 million, respectively, for the three and nine months ended September 30, 2023, as compared to no restructuring costs recognized for both of the comparable periods in 2022. The increase in restructuring costs during the three and nine months ended September 30, 2023 was due to the April 2023 reduction in force related to the Company’s cost reduction program.

Other Income (Expense)
The components of other income (expense), net for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Interest income	$732	$559	$2,475	$748
Sublease income	(2)	240	64	719
Change in fair value of earn-out liability	—	1,200	110	97,600
Other income (expense), net	(109)	(264)	(84)	(369)
Total other income (expense), net	$621	$1,735	$2,565	$98,698
Other income (expense) for the three months ended September 30, 2023 was income of $0.6 million compared to income of $1.7 million for the three months ended September 30, 2022. Other income (expense) for the nine months ended September 30, 2023 was income of $2.6 million compared to income of $98.7 million for the nine months ended

September 30, 2022. These decreases were primarily due to the recognition of gains of $1.2 million and $97.6 million on change in fair value of the earn-out liability for the three and nine months ended September 30, 2022, respectively, compared to no gain and a gain of $0.1 million for the three and nine months ended September 30, 2023, respectively. In addition, one of the Company’s leases, and related subleases, expired during the fourth quarter of 2022 and the Company transferred another lease during the three months ended September 30, 2023 to the sublessee occupying the space. These decreases were partly offset by an increase in interest income for the three and nine months ended September 30, 2023 mainly due to movement of the majority of excess operating cash to a money market fund.
Liquidity and Capital Resources
Key measures of our liquidity were as follows:

(In thousands)	September 30, 2023	December 31, 2022
Balance sheet data:
Cash and cash equivalents	$56,407	$108,091
Working capital	57,437	103,028
As of September 30, 2023, the Company had cash and cash equivalents of $56.4 million. For the nine months ended September 30, 2023, the Company recorded a net loss of $58.1 million, and used $33.1 million, $18.4 million, and $0.2 million of net cash in operating, investing, and financing activities, respectively. Cash outflows from operating activities were attributable primarily to losses from operations incurred during the nine months ended September 30, 2023.
As of September 30, 2023, the Company’s principal source of liquidity was cash and cash equivalents provided from the October 2021 merger with LifeSci Acquisition II Corp. (the “Merger”) and related private placement financing. The Company believes that the current cash balances will be adequate to support its working capital needs, capital expenditures and other currently anticipated liquidity requirements for at least the next twelve months.
Our future capital requirements will depend on many factors, including investments in growth and technology. To meet these future capital requirements, we may enter into arrangements to acquire or invest in complementary businesses, services, technologies and other assets, which may require us to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing in a timely manner, on terms acceptable to us, or at all. If we are unable to obtain additional capital or generate cash flows necessary to expand our operations and invest in continued innovation of our unified technology platform, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.
Cash Flows
Our cash flows from operating, investing, and financing activities were as follows:

	Nine Months Ended September 30,
(In thousands)	2023	2022	Change
Net cash used in operating activities	$(33,125)	$(60,377)	$27,252
Net cash used in investing activities	(18,420)	(24,789)	6,369
Net cash (used in) provided by financing activities	(156)	672	(828)
Operating activities
Net cash used in operating activities for the nine months ended September 30, 2023 was $33.1 million, consisting primarily of net loss of $58.1 million and changes in working capital of $7.2 million, partly offset by net adjustments for non-cash items of $32.2 million. Changes in working capital were primarily due to decreases in accounts payable and accrued expenses related to the timing of invoicing and payment, including the payment of the 2022 annual employee bonus in March 2023, and an increase in net receivables due to the timing of invoicing and collections during the nine months ended September 30, 2023. Net adjustments for non-cash items consisted primarily of the loss on impairment of long-lived assets and stock-based compensation expense.
Net cash used in operating activities for the nine months ended September 30, 2022 was $60.4 million, consisting primarily of net income of $15.5 million, offset by changes in working capital of $11.6 million and net adjustments for non-cash items of $64.3 million. Changes in working capital were primarily due to decreases in accounts payable and accrued expenses, partly offset by a decrease in net receivables due to strong cash collections during the three months ended September 30, 2022. In April 2022, U.S. exempt employees transitioned from a paid time off ("PTO") to a flexible time off (“FTO”) policy with impacted employees receiving cash consideration of approximately $3.2 million for earned and accrued PTO which, as of March 31, 2022, had not been used under the previous policy. The Company paid the 2021 annual employee bonuses in March 2022 and the PTO to FTO transitional payments in May 2022. Net adjustments for non-cash items consisted primarily of a $97.6 million gain recorded from the change in fair value of the earn-out liability, partially offset by the stock-based compensation expense and depreciation and amortization.
Investing activities
Net cash used in investing activities for the nine months ended September 30, 2023 was $18.4 million, consisting of $17.6 million in payments related to capitalized software development costs and a $0.8 million purchase of internal-use scheduling software which has since been integrated into the Company’s unified technology platform.
Net cash used in investing activities for the nine months ended September 30, 2022 was $24.8 million, consisting of $24.6 million in payments related to capitalized software development costs and $0.2 million in purchases of property and equipment.
The purchase of internal-use scheduling software during the nine months ended September 30, 2023 reflects the Company’s continuous improvement objective in relation to our unified technology platform in addition to the Company’s efficiency and overall cost-reduction objectives.
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
Financing activities
Net cash used in financing activities was $0.2 million for the nine months ended September 30, 2023 primarily related to tax withholding payments for share based compensation, partly offset by cash received from issuance of common stock. Net cash provided by financing activities for the nine months ended September 30, 2022 consisted of $0.7 million net cash received from issuance of common stock.
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
In January 2023, the Company reassessed the useful life of its unified technology platform in relation to its revenue generating activities. Based on this review, the Company determined the actual useful life of its unified technology platform, in relation to revenue generating activities, was longer than the useful life used for amortization purposes in the Company’s financial statements. As a result, the Company increased the useful life of its unified technology platform for amortization purposes from three to five years effective January 1, 2023. The effects of this change in accounting estimate over the previous estimated useful life for the nine months ended September 30, 2023 was zero because the Company’s unified technology platform was fully impaired in both the fourth quarter of 2022 and for the nine months ended September 30, 2023, as discussed below.
The Company reviews capitalized software for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the expected undiscounted future cash flow from the use of the capitalized software and its eventual disposition is less than the carrying value, an impairment loss is recognized and measured using the fair value of the related asset. Assets are reported at the lower of the carrying amount or the fair value less costs to sell. The net book value of the Company’s unified technology platform totaling $19.3 million and $42.1 million was impaired during the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively, due to the fair value of the asset group being lower than its carrying value under the long-lived asset impairment test as of September 30, 2023 and December 31, 2022, respectively. In the fourth quarter of 2022 through September 30, 2023, the Company’s common stock price experienced significant decline, resulting in market value trading below cash and cash equivalents and stockholders’ equity at September 30, 2023 and December 31, 2022, respectively. Notwithstanding these impairments, the Company continues to capitalize expenses for those activities that meet capitalization requirements in accordance with GAAP, followed by assessment for impairment as described above.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Purchases of Equity Securities
The Company did not repurchase shares of its common stock during the three months ended September 30, 2023.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
The Company was notified by The Nasdaq Stock Market LLC (“Nasdaq”) on December 27, 2022, that the closing bid price for the Company’s common stock was not in compliance with the minimum bid price requirement of Nasdaq Listing Rule 5450(a)(1) (the “Rule”) for continued listing. At that time, Nasdaq gave the Company 180 calendar days to regain compliance. On June 27, 2023, Nasdaq notified the Company that it had approved the Company’s application to transfer its listing from Nasdaq’s Global Market tier to the Capital Market tier. This transfer was effective at the opening of business on Friday, June 30, 2023. Nasdaq also approved an additional 180 calendar day compliance period to regain compliance with the minimum bid requirement. The Company has until December 26, 2023 to demonstrate compliance with the minimum bid price requirement for continued listing. The Company will regain compliance with the Rule if at any time before December 26, 2023 the bid price for the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days. The Company has given written assurance to Nasdaq that it will, if necessary, implement available options to regain compliance with the minimum bid price requirement under the Rule, including a reverse stock split, as discussed in Note 15 “Subsequent Events”.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date
2.1#	The Agreement and Plan of Merger dated as of May 6 2021, by and among LifeSci Acquisition II Corp., LifeSci Acquisition II Merger Sub, Inc. and Science 37, Inc.	8-K	2.1	May 7, 2021
3.1	Second Amended and Restated Certificate of Incorporation.	S-1	3.1	November 5, 2021
3.2	Amended and Restated Bylaws of Science 37 Holdings, Inc.	8-K	3.2	October 13, 2021
10.1+	Form of Restricted Stock Unit Agreement under the 2021 Incentive Award Plan		10.1	*
10.2+	Amended and Restated 2022 Employment Inducement Incentive Award Plan		10.2	*
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) or 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) or 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			**
99.1+	Policy for the Recovery of Erroneously Awarded Compensation			*
101
The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.
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

SCIENCE 37 HOLDINGS, INC.

Date:	November 7, 2023		/s/ David Coman
		Name:	David Coman
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2023		/s/ Mike Zaranek
		Name:	Mike Zaranek
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)